Form 10-K
period 2020-12-31
Longeveron Inc.
filed 2021-03-30
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38295

LONGEVERON INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2174146
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1951 NW 7th Avenue, Suite 520
Miami, Florida 33136	33136
(Address of Principal Executive Offices)	(Zip Code)

(305) 909-0840

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	LGVN	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $6,000,000 as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 30, 2021, the registrant had 3,254,077 shares of Class A common stock, $0.001 par value per shares, and 15,702,834 shares of the Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this document, the terms “Longeveron,” “Company,” “we,” “us,” and “our” refer to Longeveron Inc. We have no subsidiaries.

This Annual Report on Form 10-K (this “10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current expectations about our future results, performance, prospects and opportunities. This 10-K contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the timing and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development of our product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the United States, Japan and other jurisdictions;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	the effect that global pathogens could have on financial markets, materials sourcing, patients, governments and population (e.g., COVID-19);

●	our financial performance; and

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

PART I

Item 1. Business

Overview

We are a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions. Our lead investigational product is the LOMECEL-B™ cell-based therapy product (“Lomecel-B”), which is derived from culture-expanded medicinal signaling cells (MSCs) that are sourced from bone marrow of young healthy adult donors. We believe that by using the same cells that promote tissue repair, organ maintenance, and immune system function, we can develop safe and effective therapies for some of the most difficult disorders associated with the aging process.

We are currently sponsoring Phase 1 and 2 clinical trials in the following indications: Aging Frailty, Alzheimer’s disease (AD), the Metabolic Syndrome, Acute Respiratory Distress Syndrome (ARDS), and hypoplastic left heart syndrome (HLHS). Our mission is to advance Lomecel-B and other cell-based product candidates into pivotal Phase 3 trials, with the goal of achieving regulatory approvals, subsequent commercialization and broad use by the healthcare community.

Our philosophy is that healthy aging can be improved through regenerative medicine approaches. Life expectancy has substantially increased over the past century as a result of medical and public health advancements. However, this increase in longevity has not been paralleled by the number of years a person is expected to live in relatively good health, free of chronic disease and disabilities of aging – a period known as healthspan. As we age, we experience: a profound decline in our own stem cells; a decrease in immune system function, known as immunosenescence; diminished blood vessel functioning; chronic inflammation, known as “inflammaging”; and other aging-related declines. Our clinical data suggest that Lomecel-B addresses these problems through multiple mechanisms of action, or MOAs, that simultaneously target key aging-related processes.

Improving healthspan is an imperative for governmental health agencies, and the NIA, an institute of the NIH, has promoted the concept of geroscience – the idea that aging itself is the biggest risk factor for aging-related human diseases. The geroscience hypothesis provides a strong rationale for the approach of treating underlying biological processes contributing to aging as a way to reduce disease burden and advance global human health. Our investments into developing and testing product candidates are aimed at reducing aging-related disease burden and improving healthspan.

Our Strategy

Our core business strategy is to become a world leading regenerative medicine company through the development and commercialization of novel cell therapy products for unmet medical needs, with emphasis on aging-related indications. Key elements of our business strategy are as follows.

●	Advance Lomecel-B and other regenerative medicine products to market. Our clinical trial execution capabilities represent one of our key core competencies; and since our founding in 2014, we have executed a robust clinical trials program. We are advancing Lomecel-B through proof-of-concept clinical studies to potentially later stage trials for the purpose of achieving commercialization in one or more indications. Our rigorously-designed studies throughout the clinical development process are intended to increase the likelihood of success of our programs, and to establish foundations for subsequent development and expansion into new areas. We will continue to leverage our technical and clinical expertise, and relationships with clinical investigators, treatment centers, and other key stakeholders, to explore new opportunities.

●	Expand our manufacturing capabilities to commercial-scale production. We operate a GMP-compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective large-scale manufacturing to meet future commercial demand.

●	Non-dilutive funding. Our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.9 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the NIH, Alzheimer’s Association, and MSCRF. These prestigious funding awards are non-dilutive and allow us to collaborate with state and federal partners in pursuing safe and effective therapeutics for disorders that have few, if any, available approved treatments. Each of our U.S. clinical trials has received grant support, and we will continue to pursue the strategy of obtaining non-dilutive funding.

●	Continue to develop our existing international programs. We have selected Japan as our first non-U.S. territory for a randomized, double-blinded, placebo-controlled clinical trial to evaluate Lomecel-B for Aging Frailty. We intend to explore other indications and other international locations for further development and commercialization.

●	Collaboration arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, commercialization or other collaboration agreements for the purpose of commercializing Lomecel-B and other products domestically and internationally.

●	Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, we will add to our pipeline of product candidates. We are committed to developing safe and effective regenerative medicine products that address aging-related and other life-threatening unmet medical needs.

●	Continue to expand our intellectual property portfolio. Our intellectual property is vitally important to our business strategy, and we take significant steps to develop this property and protect its value. Results from our ongoing research and development efforts are intended to add to our existing intellectual property portfolio.

Clinical Development Pipeline

Since our founding in 2014, we have initiated six clinical studies under five U.S. Food and Drug Administration (FDA) Investigational New Drug applications (INDs) for the purpose of evaluating the safety and efficacy of Lomecel-B (See Figure 2). As of the first quarter of 2021, over 250 subjects have received Lomecel-B via peripheral intravenous infusion or direct injection, and there have been no serious adverse events (SAEs) reported that were considered related to the product candidate.

Figure 2: Lomecel-B clinical development pipeline

●	Aging Frailty. Aging Frailty is a recognized condition that disproportionately increases a patient’s risk for severely poor outcomes due to disease and injury, and is widely believed by geriatricians to be treatable, although no approved medical treatments currently exist. Aging Frailty presently does not have a consensus definition of the indication for regulatory purposes, and will therefore require additional clinical data and discussion with FDA and PMDA before conducting a pivotal trial and gaining marketing authorization.

○	We have two U.S. clinical trials ongoing under FDA IND 016644: (1) a multicenter, randomized, placebo-controlled Phase 2b trial (“Phase 2b Trial”) to assess whether Lomecel-B can improve physical function, reduce inflammation, and improve quality of life, among other endpoints, in Aging Frailty subjects; and (2) a multicenter, randomized, placebo-controlled Phase 1/2 trial (“HERA Trial”) to evaluate if Lomecel-B can be an effective vaccine adjuvant to improve immunity against influenza virus in Aging Frailty patients, who typically respond inadequately to vaccines. Data from both trials are expected in the third quarter of 2021. We have preliminary data from the HERA Trial (see “Aging Frailty Clinical Trials” on page 7 of this report).

○	Japan Clinical Trial: The Japanese Pharmaceuticals and Medical Devices Agency (PMDA) has approved a Clinical Trial Notification (CTN), which is equivalent to a U.S. IND, allowing an Investigator-sponsored us to sponsor a Phase 2 clinical study for Aging Frailty subjects in Japan. We expect this trial to initiate in 2021.

○	The Bahamas Registry Trial: We sponsor and operate a Registry Trial in Nassau, The Bahamas, where participants may receive Lomecel-B for Aging Frailty and other indications, at the participant’s own expense. Lomecel-B is designated as an investigational product in The Bahamas.

●	Alzheimer’s Disease. AD is the leading cause of dementia, and there are no approved medications that can prevent, stop, or reverse the progression of the disease. We have completed a double-blinded, randomized, placebo-controlled Phase 1 clinical trial under FDA IND 016524 to evaluate the safety and tolerability of Lomecel-B in individuals with mild AD. The trial was also designed to explore efficacy in multiple assessment domains, including cognition, activities of daily living (ADLs), quality of life (QOL), and biomarkers. Top-line results are reported in “Phase 1 Alzheimer’s Disease Clinical Trial” on page 16 of this report, with the remaining results to be reported once the analysis is completed, which we expect will be in 2021.

●	The Metabolic Syndrome. The Metabolic Syndrome is an insidious condition which, over the course of years to decades, leads to cardiovascular disease (CVD) and type II diabetes mellitus (T2MD). There are no approved therapies for the Metabolic Syndrome, aside from symptomatic treatments. Under FDA IND 016644, we are conducting a sub-study to evaluate whether Lomecel-B may improve the symptoms of the Metabolic Syndrome, and the effects of this comorbidity on responses of Aging Frailty subjects to Lomecel-B. Top-line results are expected in the second half of 2021. The Metabolic Syndrome presently does not have an accepted consensus definition as an indication for regulatory purposes, and will therefore require additional clinical data and discussion with FDA before additional trials.

●	Acute Respiratory Distress Syndrome due to Viral Infection. ARDS can result in both short-term severe consequences (e.g., prolonged and expensive hospitalization, and death), and long-term debilitating consequences (e.g., severe lung scarring and lung dysfunction). Older persons, those with Aging Frailty, and those with the Metabolic Syndrome are at exceptionally high risk for developing ARDS due to viral infection, as the COVID-19 pandemic has demonstrated, in which 80% of deaths have occurred in older people. We are conducting a multicenter, randomized, placebo-controlled Phase 1 trial under FDA IND 019668 to evaluate the safety and efficacy of Lomecel-B for treating ARDS due to influenza or SARS-CoV-2 virus infection. Both short- and long-term health consequences of ARDS due to viral infection disproportionately affect those with Aging Frailty and the Metabolic Syndrome—two prominent populations under study in our other trials. The trial is expected to complete enrollment in 2022.

●	Hypoplastic Left Heart Syndrome. We completed a multicenter, single arm, open label Phase 1 study under FDA IND 017677 to evaluate the safety and provisional efficacy of Lomecel-B as a combinatorial therapy to surgery for this ultra-rare heart condition. Babies born with this congenital condition have an underdeveloped left ventricle, and undergo multiple surgeries to prevent certain death. We believe that Lomecel-B may improve heart function and long-term clinical outcomes in these patients, who still have a very high early mortality rate despite the life-saving surgeries. Intramyocardial injection was found to be well-tolerated in the Phase 1 study, with no major adverse cardiac events reported, and additional safety and exploratory efficacy results expected in 2021. We anticipate treating the first patient in the Phase 2 trial in the second half of 2021. In March 2021 we received approval from US FDA to treat a baby with HLHS under an expanded access protocol, otherwise known as “compassionate use.” The baby received the treatment and follow up is ongoing.

The first four indications are core to our geroscience approach for aging-related disorders (See Figure 3). While HLHS is a non-aging-related indication, it illustrates the broader potential for our cell-based therapy.

Figure 3. Unhealthy aging. Aging-associated processes,
such as chronic inflammation and decline in MSC function,

are thought to contribute to many aging-related disorders.

Clinical Trial Grant Funding and Partnerships

We have partnered with the NIA and NHLBI of NIH, the Alzheimer’s Association, and the MSCRF of Maryland TEDCO, to conduct our clinical trials.

Product Candidate Financial Overview

Since 2015, we have received approximately $56.1 million in equity financing, have been awarded approximately $16.0 million in non-dilutive grant funds for our programs ($11.9 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met), and generated approximately $3.8 million in non-grant revenue, primarily from clinical trial revenue and strategic contract manufacturing agreements.

Lomecel-B for Aging-Related Indications: a Geroscience Approach

While the exact mechanisms of action of Lomecel-B, and MSCs in general, are still active areas of research, based on current evidence, we believe Lomecel-B can treat multiple facets of aging-related disorders simultaneously through multiple mechanisms of actions that include the following.

●	Reduce inflammation. A pro-inflammatory state is a common attribute among many aging-related disorders. Lomecel-B has the potential to reduce inflammation without leading to toxic immunosuppression, as well as the potential to promote activation of anti-inflammatory biochemical pathways. Broadly speaking, this includes reducing harmful pro-inflammatory proteins that negatively affect muscles, bones, and joints, as well as the brain (inflammation in the brain is called neuroinflammation).

●	Improve immune function. Lomecel-B has the potential to improve immune system function, such as the ability to make antibodies.

●	Improve vascular function. Lomecel-B has the potential to improve overall functioning of the blood vessels (called the vasculature). The potential broad impact is to improve blood supply to the muscles, bones, and organs, including the brain (the neurovasculature), and thereby improve nutrient supply and waste removal.

●	Activate intrinsic repair and regenerative mechanisms. Intrinsic ability to regenerate and repair tissue declines with aging. Lomecel-B has the potential to stimulate these regenerative and repair pathways to promote recovery from damage and a more healthful state.

●	Home to sites of inflammation and damage. A well-known property of MSCs is that they are attracted to sites of inflammation and damage within the body. This property may be advantageous for treating aging-related diseases where the damage can be diffuse: by delivery into the blood (via intravenous infusion), Lomecel-B should more readily be able to home to these diffuse sites.

●	Compensate for aging-related loss of MSCs. Lomecel-B may compensate for diminished MSC activity and numbers in the recipient, which are dramatically reduced as a function of aging.

Biochemical Properties of Lomecel-B

The proposed mechanisms of action of Lomecel-B derive from intrinsic cellular features (See Figure 4). Lomecel-B cells secrete numerous proteins that include cytokines and growth factors, which are believed to be responsible for decreasing inflammation and promoting repair.

Lomecel-B also secretes exosomes, which are biochemically active membrane spheres (called vesicles) that carry cargo composed of proteins, ribonucleic acid (RNA), and other molecules. MSC exosomes have been found to include over a thousand proteins and hundreds of different RNAs that can have beneficial effects on numerous pathways. Using exosomes as a therapeutic is an emerging therapeutic principle that we are pursuing through our research and development.

Lomecel-B cells can also potentially regulate endogenous cells through actions that include direct cell-cell interactions that can allow for exchange of RNAs, proteins, and other cellular content between the cells through linkages called connexin-mediated gap-junctions. MSCs can also form tunneling nanotubes (TNTs) that allow for exchange of larger cytoplasmic content, including mitochondria (the energy-generating portions of cells). Such exchanges have been documented to occur between MSCs and neuronal stem cells, cardiomyocytes, corneal epithelial cells, lung epithelial cells, retinal ganglion cells, renal epithelial cells, and macrophages.

In the context of treating aging-related disorders, such exchange of mitochondria, proteins, RNA, and other cargo from Lomecel-B sourced from young donors may suggest cellular regenerative mechanisms for older cells of the recipient which have depleted mitochondria, reduced metabolic functioning, etc. In fact, mitochondria released from damaged cells appears to be a signal to induce regenerative mechanisms in MSCs, which can promote a desired shift in energy metabolism in the recipient cells.

Figure 4. Potential mechanisms of action of Lomecel-B. (1) Lomecel-B cells release growth factors and other proteins, such as anti-inflammatory cytokines. These have the potential to reduce inflammation, and stimulate nearby stem cells and other cells (called paracrine activity) to promote regenerative and repair responses. There is also potential for these factors to be released into the blood and work at a distance, called endocrine activity. (2) Lomecel-B cells also have the potential to engage in direct cell-cell interactions to induce positive pathways in contacted cells. (3) Lomecel-B cells release exosomes, which have cargo consisting of RNA, proteins, and other molecules that can be taken up by other cells to provide beneficial effects. (4) Lomecel-B cells also have the potential to form nanotube bridges or TNTs, which can allow the exchange of mitochondria and other cellular contents between cells.

Key Features and Potential Benefits of Lomecel-B

The key features of Lomecel-B offer potential benefits as a possible geroscience therapeutic, including the following:

●	“Off-the-Shelf” and scalable product. Lomecel-B is intended to be an “off-the-shelf” commercialized product that is stored frozen and available for on-demand use. To date, it has been safely administered without eliciting a rejection or allergic response from the recipient. This is because MSCs have unique properties that inhibit a graft rejection response. This property is also known as being immunoprivileged/immunoevasive, and thus Lomecel-B does not require tissue-type matching. Each lot of Lomecel-B is derived from a young, healthy, highly-screened donor, where the cells are present in relatively small quantities. Lomecel-B cells are then culture-expanded in vitro to produce orders of magnitude more cells, which are then cryopreserved and stored for future use. These are advantages over autologous cell therapy interventions, which involve removing cells from an individual through an operative procedure, and then reintroducing the cells back into the same person, sometimes after weeks of culture expansion. Accordingly, autologous approaches lack economies of scale since they serve only a single patient. In our clinical trials, Lomecel-B is administered through intravenous infusion in under one hour on an outpatient basis, or via direct tissue injection, depending upon the indication.

●	Enduring effects. Our clinical data suggests that the effects of a single dose of Lomecel-B may last over 6 months. This is consistent with previous studies showing human MSCs can persist for months in immunocompetent hosts, thereby helping support the potential duration of effect.

●	Young phenotype. The starting raw material source for Lomecel-B is young healthy adult donors. Such sourced cells can provide significantly higher potency over similarly prepared autologous MSCs (i.e., sourced from a person they will be given back to). In the context of aging-related conditions, autologous MSCs can be impaired by advanced age and/or patient co-morbidity. Relative to young adults, MSCs from older adults have reduced regenerative potential, as indicated by: diminished proliferative capacity; diminished differentiation potential; increased senescence; increased expression of deoxyribonucleic acid (DNA)-break repair genes; altered DNA-methylation and gene-expression patterns; impaired migration; altered expression of microRNAs and cell-surface markers; and diminished anti-inflammatory activity. The sourcing and manufacturing of Lomecel-B are designed to minimize these confounding issues.

●	Safe and consistent manufacturing. Lomecel-B manufacturing is performed in our facility using cGMP-compliant processes. The donors used for sourcing Lomecel-B undergo rigorous screening to ensure safety, including screening for communicable diseases and illicit drug use that exceed federal guidelines. Throughout the production process, the cells are analyzed according to pre-established criteria to ensure that a consistent, well-characterized, safe product candidate is produced.

●	Well-tolerated and with minimal adverse side-effects. Lomecel-B has thus far in our clinical trials shown to be well-tolerated. Over 250 subjects have received Lomecel-B, and no SAEs have been reported that were considered related to the product candidate. This is consistent with published reports indicating that allogeneic MSCs appear safe and well-tolerated, and do not lead to malignant tumor formation.

●	Support for efficacy from early clinical trial data. As described above and supported by our clinical results, Lomecel-B has multiple potential MOAs that can potentially address broad aging-related disorders. This has potential advantages over small molecule drugs and biologics that have highly-specific targeting.

●	Potency, identity, and efficacy assays. We are developing these assays for Lomecel-B as part of our early-stage trials, for validation in our pivotal Phase 3 trials. These assays are important steps required by FDA prior to product approval and are needed to qualitatively identify and quantitatively measure biological activity of the product candidate.

Our Aging Frailty Research Program

Aging Frailty is a clinically-defined and extreme form of unsuccessful aging. It is readily recognized by the hallmark signs of weakness, slowness, fatigue, unintentional weight loss, and low activity. Those with Aging Frailty are disproportionately compromised in their ability to cope with every day and acute stressors, are at high vulnerability to disease and injury, have lowered tolerance to medications, and are at high risk for poor outcomes and death after surgery. Even normally “minor” insults (e.g., minor infection) can have devastating consequences, and lead to a spiral of decline to debility in these patients.

The necessity for identifying patients with Aging Frailty is well-acknowledged in the geriatric community, and the treatment of Aging Frailty and promotion of healthful aging are recognized priorities of the National Academy of Medicine and NIA/NIH. Despite the pressing need for interventions, there are no FDA-approved therapies that can slow down, reverse, or prevent Aging Frailty.

Biological Underpinnings of Aging Frailty

Aging Frailty is a multifaceted biologically-driven process that is distinct from normal aging. While all of the biological mechanisms underlying frailty are still being elucidated, it is thought to involve a low-level chronic pro-inflammatory state referred to as inflammaging. This loss of control over inflammation can be attributed to an imbalance between levels of inflammatory promoters and anti-inflammatory mediators, as well as diminished capacity to restore equilibrium once an inflammatory stimulus has subsided. The ultimate result is measurable elevated serum levels of pro-inflammatory signaling molecules, such as tumor necrosis factor-α (TNF-α), and diminished anti-inflammatory mediators, such as interleukin-10 (IL-10). In particular, serum TNF-α positively correlates to Aging Frailty severity.

Inflammation can contribute to the physical decline in Aging Frailty through multiple mechanisms, including detrimental effects on muscles, bone tissue, the immune system, cardiovascular function, and cognition. In muscle cells, pro-inflammatory mediators such as TNF-α stimulate catabolic biochemical pathways that break down muscle tissue, which can explain the clinically observed atrophy, decreased strength and endurance, and increased exhaustion seen in Aging Frailty. Inflammation can also severely diminish immune system function, and accelerate the aging-related decline in the immune system, known as immunosenescence. This ultimately leads to an immune system that is hyporesponsive, making these patients highly vulnerable to disease and cancer.

Aging Frailty (and aging in general) is also characterized by reductions in the number and function of circulating MSCs. Therefore, treatments that can positively affect and/or replenish these endogenous stem cell functions could be of therapeutic value for Aging Frailty.

The culmination of these organ system declines can explain the common clinical manifestations of Aging Frailty, such as sarcopenia and cachexia, and forms the basis for the resulting heightened vulnerability to injury, disease, adverse health outcomes, and mortality.

Lomecel-B for the Potential Treatment of Aging Frailty

We are evaluating Lomecel-B as a therapy for Aging Frailty because the potential mechanisms of action may suitably address many of the features and underpinnings of this condition. Foremost, Lomecel-B has the potential to reduce inflammation associated with Aging Frailty, and to promote an anti-inflammatory state by releasing anti-inflammatory molecules, which can promote physiological restoration to a more normal state. As our early clinical data show, Lomecel-B may be able to improve aspects of physical functioning, as well as immune function.

Market Potential.

U.S. leading geriatricians and epidemiologists from Johns Hopkins University estimate approximately 15% of community-dwelling individuals 65 years and older in the U.S. have Aging Frailty. Another 45% are considered at risk for becoming frail, or “pre-frail”. These equate to 8.1 million and 24.3 million people, respectively. By 2035, the number of individuals with Aging Frailty is projected to reach over 11.4 million. Those with Aging Frailty are disproportionately high consumers of healthcare resources with potentially crippling economic consequences. Developing treatments for this unmet medical need is a priority for many single-payor healthcare systems

Japan is considered a “super-aged” society, with approximately 28% of its population over the age of 65. Aging Frailty and pre-Aging Frailty prevalence estimates for community-dwelling individuals aged 65 and older are 7.4% and 48.1%, respectively. Based on a 65 and older population of 35.9 million, this translates to approximately 2.65 million Aging Frailty patients in Japan.

Aging Frailty Clinical Trials

We are currently conducting two multicenter trials in the U.S. for Aging Frailty, have received Pharmaceuticals and Medical Devices Agency (PMDA) approval to conduct a Phase 2 Aging Frailty clinical trial in Japan, and have government approval to use Lomecel-B for Aging Frailty participants in a Registry Trial that is actively enrolling in The Bahamas (See Figure 5). We are the only company that we are aware of that is developing an allogeneic cell therapy for Aging Frailty.

Figure 5. Longeveron’s international Aging Frailty program.

U.S. Phase 2b Multicenter, Randomized, Double-Blinded, Placebo-Controlled Trial

The Phase 2b Trial is our most advanced clinical trial in our Aging Frailty program (ClinicalTrials.gov #NCT03169231). The trial was completed in Q1 2021, and we expect to announce top-line data in Q3 2021. The trial design was guided by input from FDA’s Center for Biologics Evaluation and Research (CBER), and Longeveron’s scientific and clinical advisors. Longeveron has designated this as a “Phase 2b” trial because its objectives include a preliminary assessment of Lomecel-B effectiveness. Longeveron did not conduct a “Phase 2a” trial.

The specific objectives of this trial are to evaluate the effectiveness of Lomecel-B in multiple domain measures of Aging Frailty: physical functioning biomarkers; patient-reported outcomes (PROs); quality-of-life measures (QOLs); frailty status; and clinical outcomes and other endpoints applicable to Aging Frailty. In addition, this trial will assess a dose-range of Lomecel-B and add further to our understanding of the safety and efficacy profile of this product candidate. The target population comprises 70–85-year-old individuals with mild to moderate Aging Frailty, and systemic inflammation evidenced by elevated tumor necrosis factor-α (TNF-α).

The primary efficacy endpoint in this clinical trial is the change from baseline in the six-minute walk test (6MWT) at six months for Lomecel-B subjects compared to placebo subjects. The 6MWT is a commonly used assessment of physical function, and has been used as the primary endpoint of clinical benefit for a number of FDA-approved products. The results of our Aging Frailty trials will be evaluated, and depending on the data, discussed with FDA to determine a regulatory pathway to pivotal clinical trial(s). These discussions would include evaluation of what may be an acceptable and appropriate primary efficacy endpoint(s), in an approvable indication. In lieu of long-term clinical outcomes (e.g., reduction in falls, fractures, hospitalizations, debilitations, and deaths) as endpoints requiring large expensive long trials, the U.S. FDA has indicated that the 6MWT could be a suitable endpoint as part of a co-primary or composite primary endpoint in this indication, if included with a validated PRO and a suitable biomarker, for example, but this will depend on the data, further discussion and other considerations.

Trial Status. This Phase 2b Trial is Complete and we anticipate reporting data in the third quarter of 2021.

Grant Funding Award. This study was supported by a grant award from the NIA/NIH.

U.S. Phase 1/2 HERA Trial: Lomecel-B as a Potential Vaccine Adjuvant

The aging-related diminution of the immune system (immunosenescence) makes Aging Frailty patients vulnerable to infection and disease. Immunosenescence is the basis for a generally muted response to any type of immune challenge in these patients, including disproportionately low response to vaccines, such as the influenza vaccine.

Many efforts are made to try to boost vaccine effectiveness by manipulation of the vaccines themselves, such as increasing vaccine dosage in the case of the High-Dose Flu Vaccine given to older recipients. However, this approach often falls short of providing the sought-after immune protection because of the patients’ diminished intrinsic ability to mount an effective immune response and furthermore, may be associated with increased incidence of adverse events. To date, there are no approved therapeutics shown to improve the intrinsic competence of the immune system (immunocompetence). However, as supported by our preliminary data, Lomecel-B may be a candidate for improving immunocompetence.

The HERA Trial was designed to evaluate whether Lomecel-B can improve immune response to influenza vaccine, and to evaluate Lomecel-B’s possible effects on Aging Frailty status and endpoints (ClinicalTrials.gov #NCT02982915).

Trial Status. We have completed Phase 1, and all subject visits have been completed for Phase 2. Top-line are expected in the third quarter of 2021. Phase 1 was a 22-patient multicenter, open-label, randomized trial. Phase 2 is a multicenter, randomized, double-blinded, placebo-controlled trial. Lomecel-B has been well-tolerated in all trials to date, and no product-related adverse events have been reported.

Grant Funding Award. This study was supported in part by a grant award from the MSCRF, part of Maryland TEDCO.

HERA Aging Frailty Preliminary Results. At the approximate mid-point of Phase 2 of the HERA Trial, we performed a planned interim analysis in order to re-assess study powering. We evaluated the 6MWT and other physical function measures of Aging Frailty as part of this analysis. The 6MWT is also the primary efficacy endpoint of our larger Phase 2b Aging Frailty trial.

The 6MWT is a functional assessment that engages several organ systems, is a reliable indicator of frailty status, and may correlate with an individual’s ability to perform basic activities of daily living (ADLs). This validated and easily-administered test measures how many meters a person can walk in six minutes, and integrates multiple physiological systems for strength, mobility, and endurance. The HERA Phase 2 interim analysis showed that the 6MWT increased in the Lomecel-B arm by 45.20 ± 81.03 meters (n=14) at six months post-administration, versus a decrease of 21.40 ± 81.87 meters (n=15) in the placebo arm (mean ± standard deviation; six-month difference from placebo: 66.60 meters. 95%CI: -4.70 – 137.89. p = 0.0656). A similar trend was seen in the open-label HERA Phase 1 (59.59 ± 140.57 meters. 95%CI: -12.68 – 131.86. n=19. p=0.0996). We performed a combined analysis using the Lomecel-B arms from Phase 1 and the Phase 2 interim analysis Lomecel-B arms, versus the placebo arm of the interim analysis (Figure 6). At six months post-infusion, there was a significant improvement in the combined Lomecel-B arm relative to Baseline (six-month difference from placebo: 75.65 meters. 95%CI: 0.71 – 150.60. p=0.0480). By 12 months post-infusion, the improvements had waned in the Lomecel-B groups (Phase 1, Phase 2 interim analysis, and combined), and were no longer significantly different from Baseline (12-month difference from placebo: 35.31 meters. 95%CI: -16.99 – 87.61. p=0.1796).

The HERA Phase 2 interim analysis also showed a trending, but not significant, improvement in the Lomecel-B group on the short physical performance battery (SPPB) relative to placebo. The SPPB is used to evaluate lower body function and balance, and consists of three assessment domains (balance, gait speed, and chair stand). All three domains showed similar trending improvements. The other physical function measures – the Tinetti Performance Oriented Mobility Assessment (POMA) and hand-grip strength – showed minimal changes for Lomecel-B (both within group and relative to baseline).

Figure 6. 6MWT improved in Lomecel-B administered subjects, but not placebo-treated subjects. For this analysis, data were combined from HERA Phase 1 and from a HERA Phase 2 planned interim analysis. The Phase 2 study is still ongoing, so the interim analysis entailed only study group analyses of select endpoints to maintain the blind (individual patient data remains blinded). Plotted are the mean ± SEM. *, p < 0.05.

HERA Immune-Response Results. Phase 1 of the HERA Trial was an open-label study conducted during the 2017 – 2018 flu season. The primary goal was to evaluate the safety of Lomecel-B as a vaccine adjuvant, and evaluate whether a short (1 week) or longer (4 week) interval between Lomecel-B infusion and vaccination impacted the immune response. Subjects enrolled had mild to moderate Aging Frailty, and received the Fluzone High-Dose Vaccine.

All subjects of this Phase received Lomecel-B, and showed significant positive antibody responses as determined by the blood levels of IgM and IgG antibodies raised against influenza A and B strains. IgM antibodies appear early in a normal immune response, and are normally followed by IgG antibodies which appear later. Antibody levels ≥ 1.1 index value (IV) indicate positive antibody response. Figure 7 shows IgM antibodies raised against influenza A virus, and is representative of the IgM and IgG responses against both influenza A and B strains. IgM levels prior to receiving vaccine were < 1.1 IV at the Infusion Visit and Vaccination Visit, where blood samples were taken prior to Lomecel-B administration and vaccination, respectively. Post-vaccination, these increased to > 1.1 IV in every subject for all four antibodies (IgG and IgM for influenza A and B viruses). These increases did not significantly differ between the two study arms (1-week and 4-week interval between Lomecel-B infusion and vaccination).

We also examined potential to neutralize the specific influenza virus strains that the vaccine was directed against (Michigan, Hong Kong, and Brisbane viruses). This used a test called the hemagglutinin inhibition (HAI) assay. Overall, the 1-week interval group showed significantly higher HAI results (meaning better performance) compared to the 4-week interval group. Based on these preliminary findings, we elected to use a 1-week interval between infusion with Lomecel-B and vaccination in Phase 2 of HERA. This study is ongoing, with expected unblinding in the second half of 2021.

We view these results as encouraging, in light of the reported suboptimal efficacy of the 2017 – 2018 Fluzone High-Dose Vaccine. The Centers for Disease Control & Prevention (CDC) found an overall adjusted vaccine effectiveness (VE) of just 18% against flu-associated medically-attended acute respiratory illness in those ≥ 65 years of age (CI = -25–47%).

The cumulative Phase 1 and 2 results from our HERA Trial suggest that Lomecel-B has the potential to improve physical function and immune response, supporting the concept of Lomecel-B as a geroscience product candidate.

Figure 7. Positive antibody response occurred in all subjects treated with Lomecel-B. Shown are IgM antibody levels against Influenza A. Antibody levels ≥ 1.1 IV (Index Value) indicate positive antibody responses against influenza A virus. Blood samples for antibody analyses at the Infusion Visit were obtained prior to administering Lomecel-B. Blood samples at the Vaccination Visit were obtained prior to giving the Flu vaccine. Shown are mean ± SD. p-values are for the change at the respective time-point versus Baseline. ***, p < 0.001.

Japanese Phase 2 Aging Frailty Trial.

We have advanced our clinical initiative in Japan with the objective of capitalizing on the country’s progressive regulatory framework, which has legislation designed specifically to accelerate promising regenerative medicine therapeutics to market. In 2020, the PMDA approved an investigator-initiated Clinical Trial Notification (CTN) application for a multicenter Phase 2 clinical study of Lomecel-B infusion in older Japanese subjects with mild to moderate Aging Frailty. The trial is similar in design to our ongoing U.S. Phase 2b Trial, and is expected to begin in 2021. The CTN applicant is the National Center for Geriatrics (NCGG) and Gerontology, and we are engaged in trial planning with the NCGG and Juntendo University Hospital, as the other clinical trial site.

Under the 2014 law passed by the Japanese government, two new Acts were added that regulate regenerative medicine development and offer two pathways to market for regenerative medicine product candidates: The Act on the Safety of Regenerative Medicine (ASRM) and the Pharmaceutical and Medical Devices Act (PMD Act). A summary of the primary differences and benefits of the two Acts is described in “Japanese Laws and Regulations” on page 34 of this report.

The Bahamas Registry Trial.

In 2017, we were granted approval by the Bahamian government to sponsor a Registry Trial in Nassau, The Bahamas. Eligible subjects with Aging Frailty who meet Registry eligibility requirements may receive Lomecel-B at their own expense at one of two medical centers with which we are partnered. The medical providers are responsible for the administration of Lomecel-B to these individuals as well as their care and Registry Trial-specific follow-up. The program is regulated by the Stem Cell Research and Therapy Act of 2013, and the Stem Cell Research and Therapy Regulations passed in 2014. Under the terms of the approval, participants in the Registry pay a fee directly to us, and we in turn pay a fee to the medical providers who administer Lomecel-B to the participant. Data collected from the Registry Trial contribute to our overall understanding of the safety profile of Lomecel-B, and for gathering real-world evidence on possible efficacy. Lomecel-B is not licensed for commercial sale in the Bahamas and is considered an investigational therapeutic.

In 2019, we received approval to expand the Registry for the following indications: mild cognitive impairment; AD and related dementias; frailty due to reasons other than aging, including overuse and injury; and osteoarthritis.

The Registry Trial has specified baseline assessments and a prescribed follow up schedule over a 12-month post-administration time period. Participants are expected to follow up with their local physician at the specified time points so that we may collect safety data and gain additional efficacy information, specifically with respect to physical function, the individual’s global impressions of change, biomarkers, and other indication-specific measures.

Participation in the Registry Trial has been adversely impacted by the COVID-19 pandemic due to travel restrictions. Starting on July 22, 2020, the Bahamian government halted travel from the U.S. into The Bahamas, which resulted in the temporary cessation of participation in The Bahamas Registry Trial. While this travel restriction has now been lifted, participation in the Bahamas Registry Trial remains lower than anticipated, due in part to pandemic-related effects on international travel.

Lomecel-B for Alzheimer’s Disease

AD is the leading form of dementia. This disease affects millions of Americans, leads to early mortality, and creates a tremendous burden on families and society that costs the U.S. hundreds of billions of dollars annually in direct costs and lost productivity.

Patients afflicted with AD have characteristic brain changes that include abnormal protein deposits in the brain, called β-amyloid deposits. Another feature that occurs within the neurons themselves is called neurofibrillary tangles, which interferes with the structure and function of the neurons, and leads to neuron death. Inflammation in the brain – a process called neuroinflammation – is also a key feature of AD. This pro-inflammatory state appears essential for the clinical manifestation of dementia resulting from AD. In addition to affecting the brain tissue itself, neuroinflammation also impairs the blood vessels in the brain and the exchange barrier between the blood and the brain, called the blood-brain barrier (BBB). Ultimately, these pathological processes lead to the structural changes in the brain and resulting dementia.

Despite decades of research, the biotechnology and pharmaceutical industries have not succeeded in developing a safe and effective FDA-approved treatment that can prevent, slow-down, or reverse the progression of AD. Many of these failed investigational drugs narrowly target just one aspect of AD, such as β-amyloid deposits. The five currently approved drugs for AD provide only partial symptomatic relief, but do not treat disease progression. We believe reasons for these failures include the inability of these other approaches to treat multiple pathological aspects of AD, and the inability to promote regenerative responses, which is highly muted in the brain.

We are testing Lomecel-B as a potential treatment for AD based on the hypothesis that its multiple possible MOAs can simultaneously address multiple features of AD. Preclinical studies show that MSCs can potentially reduce AD-associated brain inflammation, improve the function of blood vessels in the brain, and reduce brain damage due to AD progression, and promote regenerative responses. We have completed a multicenter, randomized, placebo-controlled Phase 1 safety study of subjects with mild AD. Based on preliminary results, we intend to initiate a larger Phase 2 study. If successful in clinical studies, we hope that Lomecel-B may prove to be a disease-modifying therapy for AD.

Prevalence of AD and Market Potential. The Alzheimer’s Association estimates that 5.7 million Americans have AD, and as many as 14 million Americans will be afflicted by 2050 barring significant medical breakthroughs. An estimated 35.6 million people are affected with AD worldwide, and that number is expected to quadruple by 2050. Among individuals age 85 and older, half have AD. AD is currently the sixth leading cause of death in the U.S., taking more lives annually than breast cancer and prostate cancer combined, underscoring the critical importance for developing a therapeutic intervention that can delay or reverse the progression of the disease. Arguably, AD represents the only leading cause of death that cannot be prevented, cured, or slowed using existing approved therapies. This disease has a tremendous impact on the quality of lives of the patients and their caregivers, costing American society an estimated $240 billion annually.

Analysts have suggested that any disease-modifying AD drug that makes it all the way to market could rapidly achieve over $10 billion in sales. Without a major market competitor, analysts have predicted that that figure could balloon to over $20 billion by 2030.

Phase 1 Alzheimer’s Disease Clinical Trial.

We have conducted a double-blind, randomized, placebo-controlled Phase 1 trial using a single infusion of Lomecel-B in subjects with mild AD (ClinicalTrials.gov #NCT02600130). The observation period was 12 months post-infusion. Our results support the safety and tolerability of using Lomecel-B in individuals with AD, in which there have been no product-associated SAEs.

Results from the AD Phase 1 Trial.

While this Phase 1 study was powered for safety as the primary endpoint, it was also designed to evaluate the effects of Lomecel-B in multiple efficacy domains that include cognition, activities of daily living (ADLs), quality-of-life (QOL), and biomarkers.

The Mini Mental State Exam (MMSE) is a validated and commonly used assessment of cognitive function, in which decreasing scores indicate worsening. Statistically significant differences in the mean MMSE score were found between the Lomecel-B and placebo groups (Figure 8). The placebo group showed a steady worsening in the MMSE (p < 0.05 at 3-, 9- and 12-months post-treatment versus baseline). However, the rate of decline in the Lomecel-B group after treatment was slower, reaching statistical significance at post-treatment month 9 (difference from placebo: p = 0.0403; 95%CI: 0.16 – 6.38). While other cognitive assessments (“AD Assessment Scale – Cognitive” and the “Trail Making Test”) showed no significant differences between the Lomecel-B and placebo groups, the Lomecel-B group showed trending improvements relative to the placebo group.

Figure 8. Impact of Lomecel-B on cognitive performance in patients with mild AD. The MMSE showed a steady decline (lowered score) in the placebo group (red). The Lomecel-B group (blue) showed only a slight decline, which was statistically significant at 9-months after the treatment. The gray-box indicates the MMSE inclusion score of 18 – 24 required for enrollment on the trial. Plotted are means ± SEM. *, p < 0.05 for change in Lomecel-B arm versus placebo.

The subjects that received Lomecel-B showed on average no change in the ADCS-ADL, whereas the placebo group showed a significant decline (decreased score) (six-month difference from placebo: 95% CI 2.26 – 13.67). The ADCS-ADL is an assessment given to the patient caregiver, and provides an independent evaluation of how the AD patient is progressing. No significant differences between the Lomecel-B and placebo arms were found in quality-of-life (QOL) measures.

Figure 9. Impact of Lomecel-B on ability to perform activities of daily living (ADLs) in patients with mild AD. The ADCS-ADL showed a declined (lowered score) in the placebo group while the Lomecel-B group showed a slight improvement. These differences were statistically significant at 6-months after the infusion. Plotted are means ± SEM. **, p < 0.01 for change in Lomecel-B arm versus placebo.

Quarterly magnetic resonance imaging (MRI) brain scans were performed on each subject to evaluate safety, as well as efficacy via brain structure changes. No adverse imaging brain changes were noted, supporting the potential safety of Lomecel-B for patients with mild AD.

Automated image analysis of the MRI scans was used to obtain unbiased measurements of brain structures (Figure 10). One of these structures, the hippocampus, is a brain region critical for memory formation, is one of the two major brain regions that undergoes rapid constant neuron replacement (the other region being the olfactory bulb), and undergoes significant atrophy (shrinking) in Alzheimer’s disease. Over the first 6 months post-treatment, the hippocampus on both sides of the brain showed trending but not significant size decreases in the placebo group, while the Lomecel-B-treated group did not. At month 6, this divergence reached significance in the left hippocampus between the placebo group and those treated with Lomecel-B at a 100 million cell dose (p = 0.0396; 95% CI 29.7 – 1044.8 mm3). These results are consistent with a proposed mechanism of action that Lomecel-B may stimulate intrinsic neuronal stem cells and regenerative mechanisms, thereby leading to increased volume of the hippocampus. Many brain regions did not show significant changes over the follow-up period. Nevertheless, it is possible that the changes observed in the imaging may be associated with the improvements in cognitive function.

Grant Funding Award. This trial is being supported in part by two competitive grants from the Alzheimer’s Association.

Next Steps. We are still evaluating final results from the Phase 1 trial but are preparing and planning for the next phase trial, which is expected to be a larger, randomized, double-blind, placebo-controlled Phase 2 trial intended to explore the effects of multiple doses of Lomecel-B in subjects with AD.

Figure 10. Impact of Lomecel-B on brain architecture as assessed by brain MRI imaging. A – E, Representative brain scans of one of the treated subjects from the trial. Automated brain structure analyses were performed using programs that included the Automatic Segmentation of Hippocampal Subfields. Subregions of the whole hippocampus are shown color-coded (B – E). F and G, Hippocampal size changes after treatment with placebo or a single 100 million cell dose (100M) of Lomecel-B. At 6 months post-treatment, the left hippocampus showed a mean decrease in size in the placebo group that was statistically significantly different from the Lomecel-B group, which remained relatively unchanged. The right hippocampus showed a similar trend, but the difference was not statistically significant. Plotted are means ± SEM. *, p < 0.05 for Month 6 Lomecel-B versus placebo group.

Lomecel-B for the Metabolic Syndrome

We have an ongoing Phase 1 sub-study exploring whether Lomecel-B can improve the Metabolic Syndrome, and if the Metabolic Syndrome presents confounding issues for this treatment approach in Aging Frailty patients. This sub-study primarily focuses upon blood-based biomarker changes, and non-invasive evaluation of vascular (blood vessel) functioning.

The Metabolic Syndrome is a clinically-defined condition (ICD-10: code 277.7) that increases the chances of developing cardiovascular disease (CVD) and Type II diabetes mellitus (T2DM). It is also known as X syndrome, insulin resistance syndrome, cardiometabolic syndrome, and Reaven’s syndrome. The Metabolic Syndrome is defined as a cluster of risk factors for which at least three of the following five criteria must be met.

●	Elevated serum triglycerides.

●	Reduced high-density lipoprotein (good cholesterol).

●	Elevated blood pressure.

●	Elevated fasting glucose.

●	Increased waist circumference (central or apple-shaped obesity).

The Metabolic Syndrome is associated with vascular dysfunction and damage, and a proinflammatory state marked by elevated serum levels of C-reactive protein (CRP), interleukin-6 (IL-6), and D-dimer. Obesity also directly contributes to this proinflammatory state and the Metabolic Syndrome.

Compared to unaffected individuals, patients with the Metabolic Syndrome are twice as likely to develop CVD in 5 – 10 years, five-times as likely for developing T2DM, over twice as likely to have a stroke, over three-times as likely to have a heart attack, and have double the risk of dying from such events.

The incidence of the Metabolic Syndrome has reached epidemic proportions and continues to increase, as the overall prevalence in the U.S. is approximately 35% of the total population, or over 80 million individuals.

Lomecel-B may be a potential candidate for the Metabolic Syndrome through multiple potential mechanisms of action that include the potential to reduce associated inflammation and improve vascular function. Preclinical studies support the clinical benefits of allogeneic MSC therapy for treating the Metabolic Syndrome, which resulted in improvements in vascular function, atherosclerosis, and glucose homeostasis.

For the purpose of analysis, we are evaluating the Metabolic Syndrome in subjects who have been enrolled in our Phase 2b Trial and HERA Trial, and dividing them into two groups: those with and without the Metabolic Syndrome. We will look at the effect of Lomecel-B relative to placebo on the two groups with respect to effect changes relevant to the Metabolic Syndrome. Forty percent of Aging Frailty patients have been reported to have the Metabolic Syndrome, which we have empirically confirmed from our Phase 2b Trial and HERA clinical trial, in which we have identified approximately 45% and 33% of enrolled subjects, respectively, who meet the criteria for the Metabolic Syndrome. The Metabolic Syndrome is also becoming a well-recognized contributor to AD and related dementias.

Grant Funding Award. This study was being supported in part by a grant award from the NIA/NIH.

Lomecel-B for Acute Respiratory Distress Syndrome (ARDS)

We are conducting a multicenter, double-blinded, randomized, placebo-controlled trial for ARDS due to COVID-19 or influenza virus infection.

ARDS can be rapidly induced by a variety of insults, such as coronavirus and influenza virus infection. Approximately 200,000 people suffer from ARDS in the U.S. annually, with a mortality rate of about 40%. These numbers are likely to dramatically increase as a result of COVID-19, which could become a seasonal epidemic. Older persons, those with Aging Frailty, and those with the Metabolic Syndrome, are at significantly increased risk for severely poor outcomes from ARDS due to viral infection, including prolonged hospitalization and death.

Viral infection leading to ARDS can results in severe inflammation called a “cytokine storm”, most pronounced by severely elevated serum levels of C reactive protein (CRP) and interleukin-6 (IL-6). This in turn leads to disruption of the lung cell layers (the endothelial and epithelial barriers), and consequently, to severe inhibition of pulmonary exchange. ARDS can result in long-term adverse effects on patients, such as lung scarring (fibrosis). As now widely appreciated due to COVID-19, there is a dearth of treatment options available for ARDS, and first-line defense measures often have sub-optimal palliative effects.

Lomecel-B has the potential to be a treatment for ARDS due to the previously described mechanisms of action. These include the potential to treat the cytokine storm induced in ARDS without leading to toxic immunosuppression, reduce fibrotic damage, promote reparative mechanisms, and improve immune functioning.

Status of Clinical Trial. This trial is currently enrolling and we expect the trial to complete enrollment in 2022.

Grant Funding Award. This study is being supported in part by a grant award from the MSCRF, part of Maryland TEDCO.

Emergency Use Expanded Access. In addition to our clinical trial, we have treated patients with ARDS with Lomecel-B under FDA emergency-use expanded-access. The two patients treated had severe ARDS, were on extracorporeal membrane oxygenation (ECMO), and failed to respond to other attempted interventions. One of these patients responded after being given three doses of Lomecel-B. The other died shortly after being given a single dose of Lomecel-B.

Lomecel-B for Hypoplastic Left Heart Syndrome (HLHS)

We are testing Lomecel-B as a potential combinatorial therapy candidate to surgical intervention for HLHS. The scientific goal underlying this study builds on surgical advances of the past thirty years, and is intended to address remaining obstacles to improving long-term cardiac function in HLHS patients.

HLHS is a severe congenital birth defect in which the left ventricle of the heart is either severely underdeveloped or missing. As a consequence, babies born with this condition have severely diminished systemic blood flow, which previously used to lead to a 100% mortality rate shortly after birth. Babies born with HLHS now undergo a complex three stage heart reconstruction over the course of years, in which the single remaining right ventricle is used to support systemic circulation (the right ventricle is normally used for lung circulation, which is a much lower load). While these children can now live into adulthood, early mortality is still extremely high in this population due to right ventricle failure, which is not meant for the increased load demanded for systemic circulation. Furthermore, HLHS patients after undergoing heart reconstructive surgery are often not ideal candidates for a heart transplant. As such, there is an important unmet medical need to improve right ventricular function in these patients to improve both short-term and long-term outcomes.

We believe that Lomecel-B has potential as a combinatorial therapy with HLHS surgery to improve both short- and long-term clinical outcomes. We are evaluating whether a direct injection in the heart can improve right ventricle function by promoting regenerative and repair responses. In animal studies, this combinatorial approach resulted in a 10 – 15% improvement in right ventricle function.

Prevalence of HLHS. HLHS is an ultra-rare indication, occurring at approximately 2 – 3 cases per 10,000 live births, or roughly 1,000 children annually in the U.S. This indication would therefore meet the prevalence requirements for an orphan drug designation (ODD) if the other designation requirements are met. A sponsor may request an ODD any time before the marketing application for the product for the rare disease or condition is submitted. If we request an ODD for Lomecel-B, which we have not yet done, and if FDA approves Lomecel-B for HLHS, then it may be eligible for a period of orphan drug exclusivity (ODE). A determination as to whether HLHS qualifies as a “rare disease or condition” will be made on the basis of the facts and circumstances as of the date the request for ODD is made. We may also have the opportunity to pursue one of the FDA’s expedited review programs for the use of Lomecel-B in HLHS. We have not sought expedited review from the FDA.

Status of the Clinical Trial. We have completed a 10-patient multicenter, open-label Phase 1 clinical trial in HLHS. Children with HLHS undergoing Stage 2 surgery were treated via intramyocardial (direct heart) injection of Lomecel-B. No major adverse cardiac events or Lomecel-B-related adverse events have been reported on trial, supporting the potential safety and tolerability of this approach. Additional safety and exploratory efficacy data are expected in the second quarter of 2021. Phase 2 of this study, which will be randomized, controlled, double-blinded design, is anticipated to treat the first patient in the second half of 2021.

Grant Funding Award. The Phase 1 study was supported by a grant award from the MSCRF, part of Maryland TEDCO. Phase 2 is being supported by the NHLBI/NIH.

Expanded Access. In addition to the clinical trial, we have treated one HLHS baby with Lomecel-B under FDA expanded access, or “compassionate use” approval. The patient was treated in March 2021 and follow up is ongoing.

Other Investigational Products in Development

We have been conducting preclinical research and development work for a next-generation cellular therapy product referred to as CD271+ cells. While similar to Lomecel-B, CD271+ cells may have characteristics that could lead to a more potent product and may have additional uses. We intend to enter into early-stage clinical testing of this product candidate.

Manufacturing

The manufacture and delivery of cell therapy products to patients involves complex, integrated processes. Commercial success in this area requires manufacturing processes that are reliable, scalable, and economical. We have and will continue to devote significant resources to process development and manufacturing to optimize process robustness and success rates in developing Lomecel-B and other potential product candidates, as well as to reduce per-unit manufacturing costs and enable us to quickly achieve regional and global scale production upon regulatory approval for any of our product candidates.

We currently operate a manufacturing site in Miami, FL, which supplies Lomecel-B for our clinical trials and also serves as our corporate headquarters. We also intend to expand the manufacturing capacities in the U.S. and potentially Japan or other regions in Asia for commercialization at both a regional and global scale upon regulatory approvals.

Our cell manufacturing facility went online in early 2017, and consists of 4,150 ft2 (385.5 m2) of GMP space, with approximately 3,000 ft2 (279 m2) of cleanrooms and 1,150 ft2 (107 m2) of warehouse and Quality Control space. The cleanroom area is used exclusively for processing of human cellular and tissue products for use in clinical trials and research. We have validated the facility according to FDA regulations in 21 C.F.R. Part 210 (GMPs for drugs), Part 211 (GMPs for finished pharmaceuticals), Part 606 (GMPs for blood and blood components) and Part 610 (general biological products standards).

Our lead product, Lomecel-B, consists of human allogeneic bone-marrow derived MSCs as the active ingredient. These cells undergo cultured-expansion using proprietary processes, and are then formulated, packaged and stored frozen (cryopreserved) until shortly before use. Fresh bone marrow is procured from established, licensed U.S.-based third-party tissue suppliers, which harvest the tissue from young, healthy consenting donors. Lomecel-B is produced using techniques that FDA has reviewed and authorized as part of our INDs. We currently have bone marrow supply contracts in place with two suppliers: the Oklahoma Blood Institute and Vista Health Research. These suppliers provide adequate bone marrow for our current and anticipated needs, however if one or both suppliers were to no longer provide bone marrow, alternate suppliers would be needed otherwise this could impact our ability to produce Lomecel-B in the future.

Technology Capabilities

From the commencement of operations in 2014, we recognized the potential for cellular therapy to be a novel therapeutic candidate in our chosen indications. We have assembled a team of experts and proprietary technologies that we believe enables us to take a systematic approach to rapidly develop improved cell therapies. We believe having established manufacturing capabilities and operations within the U.S. early in the development of our product candidates is a competitive advantage. Over time, we expect to expand regional manufacturing capacity and potentially add external supply nodes to meet projected product requirements for commercialization. We believe that anticipated future clinical and commercial demand for Lomecel-B and new pipeline programs can be met, as our process has been designed for meet these demands as milestones are achieved. We believe our scalable robust manufacturing process, along with our proprietary technologies and our industry experienced team, would be challenging and costly for potential competitors to replicate.

Contract Development and Manufacturing Services

We produce all of our product candidates at our cell manufacturing facility to satisfy our ongoing clinical studies, The Bahamas Registry Trial, and research and development needs. As a revenue-generating opportunity, we utilize excess capacity, when available, to provide contract manufacturing and research and development services to third parties. We are currently serving two clients and have initiated limited business development activity to increase our client base as a means for increasing revenue. In total we have generated $346,000 in contract fees. In 2020, because of COVID-19-related impact on travel, business development and marketing of our contract manufacturing services was reduced, which negatively affected revenue from this business.

Commercialization

We currently have no established sales, marketing or product distribution infrastructure. In order to commercialize any of our product candidates if approved for commercial sale, we will need a sales and marketing organization with technical expertise and supporting distribution capabilities or collaborate with third parties that have sales and marketing experience.

As we move our product candidates through development toward regulatory approval, we will evaluate several options for each product candidate’s commercialization strategy. These options include further building an internal sales force, entering into a joint marketing collaboration with another pharmaceutical or biotechnology company, or out-licensing any future approved product to another pharmaceutical or biotechnology company.

Competition

The field of regenerative medicine, which includes gene therapies, cell therapies (such as Lomecel-B), and tissue-engineered products, is broadly defined as “products intended to repair, replace or regenerate organs, tissues, cells, genes, and metabolic processes in the body,” per the Alliance for Regenerative Medicine, an international advocacy organization. Regenerative medicine companies number over 1,000 worldwide as of the first half of 2020.

In some of our indications, we face competition from both cellular therapy companies, and pharmaceutical/biotechnology companies. The following table is a general list of cellular therapy companies that we believe could be considered our primary competition on the basis that these companies are developers of living cell-based therapies, albeit for different indications in most cases.

Name	Corporate Headquarters	Clinical stage pipeline indication(s)
Athersys, Inc.	U.S.	Ischemic stroke; ARDS; GvHD; Acute Myocardial Infarction
BioCardia, Inc.	U.S.	Heart failure; Acute myocardial infarction
BrainStorm Cell Therapeutics	U.S.	ALS; MS
Caladrius Biosciences	U.S.	CLI; refractory disabling angina; CMD
Corestem	South Korea	ALS (Commercial in South Korea); Lupus
Cynata Therapeutics	Australia	GvHD
Healios K.K.	Japan	Ischemic stroke; ARDS
Medipost	South Korea	Osteoarthritis (commercial); BPD; AD
Mesoblast Ltd.	Australia	Heart failure, low back pain, GvHD; ARDS; Crohn’s Disease
Pluristem Therapeutics, Inc.	Israel	CLI; ARDS; ARS; GvHD
ReNeuron	U.K.	Ischemic stroke; Retinitis pigmentosa
SanBio Co., Ltd.	Japan	Ischemic stroke; Traumatic brain injury
Stemedica Cell Technologies	U.S.	Ischemic stroke; heart failure; AD

ARDS = Acute Respiratory Distress Syndrome; GvHD = Graft versus host disease; ALS = Amyotrophic lateral sclerosis; MS = Multiple sclerosis; BPD = Bronchopulmonary dysplasia; CLI = Critical limb ischemia; CMD = coronary microvascular disease; ARS = Acute radiation syndrome.

Biology of Aging Research Companies

To our knowledge, there are no other companies currently conducting clinical trials for Aging Frailty using a regenerative medicine approach. However, this is likely to change as the emphasis on developing an effective treatment grows. As the leader in this field, we believe we are well-positioned to advance our Aging Frailty program into pivotal Phase 3 trials.

Shanghai East Hospital in Shanghai, China is planning to initiate a multicenter, randomized, double-blind, placebo-controlled Phase 2 clinical study of umbilical cord MSC infusion for Aging Frailty.

Healeon Medical Inc. is conducting an invitation-only trial to determine the safety and efficacy of delivery of autologous cellular stromal vascular fraction (cSVF) to improve the quality of life and functional health in frailty.

The University of Texas Health Science Center in San Antonio is collaborating with the NIH to conduct a randomized, placebo-controlled Phase 2 clinical trial of metformin, the Type-2 diabetes medication, for the prevention of frailty in subjects aged 65 to 95. Other academic groups or hospitals have or are testing hormonal treatments such as ghrelin or testosterone to prevent or treat frailty. The vast majority of interventional trials typically involve lifestyle intervention, specifically evaluating diet, dietary supplements, or exercise modifications, or a combination thereof. A number of companies are researching different approaches and therapeutics in the broad “anti-aging” category, developing therapies that may extend “healthspan” by slowing or reversing diseases associated with aging, or the aging process itself.

●	Calico Life Sciences, LLC: This Google-backed company is researching compounds that are intended to treat aging-related diseases and conditions; however, its first clinical study involves patients with advanced solid tumor cancers.

●	Unity Biotechnology: Unity’s focus is to “extend human health span, the period in one’s life unburdened by the disease of aging.” UBX is targeting senescence (the process whereby cells cease to divide, and linger in the body releasing harmful proteins) and is in the category called “senolytic medicines”.

●	AgeX Therapeutics: AgeX is a pre-clinical stage company testing telomerase-expressing Pluripotent Stem Cells (PSCs) in an attempt to reverse cell aging, and extend human health and life spans.

Competition in Alzheimer’s Disease

There are several companies currently testing cellular therapy in neurologic and cognitive disorders. However, in the United States, we believe we are the furthest advanced in the clinical development of a regenerative medicine approach to treating AD. The following companies have publicly indicated that they are conducting, or intend to conduct, cell therapy clinical trials in AD.

●	Brainstorm Cell Therapeutics: In 2020, Brainstorm Cell Therapeutics, a U.S. company, announced its intention to initiate a multinational Phase 2 trial to test its autologous MSC neurotrophic factor investigational product in AD.

●	Medipost Co. Ltd.: Medipost, a South Korean company, has reported that it has completed a Phase 2a study in AD using its umbilical cord-derived allogeneic MSCs.

●	CHABiotech Ltd.: This South Korea-based company is conducting a Phase 1/2 trial of enhanced placenta-derived stem cells in AD, according to its website.

There are many other pharmaceutical and biotechnology companies that are conducting clinical trials of various therapeutics for the treatment of AD. According to the Alzheimer’s Association, in 2020 there are 121 unique therapies registered on ClinicalTrials.gov. Some of the more established and well-known companies in this group include Biogen, Novartis, Eisai, and Eli Lilly.

Competition in HLHS

Currently there are no FDA-approved treatments for HLHS. In addition to our HLHS clinical program, Boston Children’s Hospital is sponsoring a study of allogeneic mesenchymal precursor cells (rexlemestrocel-L) in HLHS with cells provided by Mesoblast Ltd. We are not aware of any other industry-sponsored clinical trials testing allogeneic stem cell therapy for HLHS in the U.S. or elsewhere.

Competition in ARDS

Currently there are no FDA-approved treatments for ARDS. The COVID-19 pandemic has resulted in a spike in research on the potential for allogeneic MSCs to treat acute lung injury resulting from infection with the SARS-CoV-2 virus. Several cellular therapy companies had ongoing ARDS programs prior to the pandemic, and several other companies, including us, initiated clinical studies during the pandemic.

●	Athersys: Athersys is a U.S.-based cell therapy company developing an allogeneic bone-marrow derived stem cell product. Athersys is currently conducting a Phase 2/3 trial in ARDS, and has received both Regenerative Medicine Advanced Therapy (RMAT) and Fast Track Designations from the FDA. Athersys had previously conducted Phase 1/2 trials in ARDS prior to the COVID-19 pandemic.

●	Mesoblast: Mesoblast, an Australia-based company, is conducting a multi-country Phase 2/3 clinical study for ARDS related to COVID-19 using its allogeneic bone-marrow MSC product remestemcel-L.

●	Pluristem: Israeli company Pluristem has initiated Phase 2 trials in the U.S. and Germany for testing its placenta-tissue stem cell product.

Intellectual Property

Generation and protection of intellectual property, including trade secrets, proprietary technology, manufacturing techniques, and patents, is of critical importance in our field and in biotechnology generally. We seek to protect our proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally, acquired from third parties, or licensed from third parties. We also intend to seek and rely on any statutory or regulatory protections, including FDA’s expedited review program, data exclusivity, market exclusivity and patent term extensions where available.

We have a combination of Company-owned and in-licensed patents and patent applications related to cell-based therapy and its various uses. This portfolio includes patent applications that are directed to use of allogeneic MSCs to (a) increase humoral immunity; (b) treat sexual dysfunction; and (c) act as adjuvants for vaccines. We also have in-licensed a patent family directed to methods of use of CD271+ MSC precursor cells derived from bone marrow for cardiac repair. Our patent applications contain claims that, if allowed, specifically protect the use of our product in individuals with Aging Frailty, immunosenescence, and other age-related diseases. Such applications may not result in issued patents and, even if patents do issue, the issued patents may not be in a form that will provide us with meaningful ability to maintain exclusivity for our products. We also rely on trade secrets that may be important to the development of our business. Trade secrets are difficult to protect and enforce and therefore provide us with only limited protection.

We expect to file additional patent applications in support of current and new product candidates, as well as for process and manufacturing-related improvements or inventions, should these arise. These expected additional patent applications may be related to existing patent applications or may create new patent families. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our current and future product candidates and the methods used to develop, manufacture, administer, and use them. Our commercial success will also depend on successfully defending our patents against third-party challenges and operating without infringing on the proprietary rights of others. We are aware of several U.S. patents held by third parties covering potentially similar or related products, and their manufacture and use. Generally, conducting clinical trials and other acts relating to FDA approval are not considered acts of infringement in the United States. If and when Lomecel-B MSCs are approved by the FDA, third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. Our ability to deter and, if necessary, to stop third parties from making, using, selling, offering to sell or importing our products or products that are similar to our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We can neither be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. We cannot be sure that no unpublished third-party patent applications exist that would have an effect on our freedom to operate. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most jurisdictions where we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (USPTO), in examining and granting a patent. Patent term in the United States may be shortened if a patent is subject to a terminal disclaimer over another patent. Delays on the part of a patentee may decrease patent term adjustment.

In the United States, the term of a patent that covers an FDA-approved “active ingredient” or methods of its use may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, the Hatch-Waxman Amendments, or the Biologics Price Competition and Innovation Act of 2009 permit a patent term extension of up to five years beyond the expiration of the statutory term of a patent, including any patent term adjustment to which the patent is entitled. The length of the patent term extension is related to the length of time the active ingredient or method is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions for any issued patents we may obtain in any jurisdiction where such patent term extensions are available. We are not assured that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of those extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”

In some instances, we file patent applications directly with the USPTO as provisional patent applications. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

We may file U.S. non-provisional applications, direct foreign applications under the Paris Convention and the Agreement on Trade Related Aspects of Intellectual Property Rights, and Patent Cooperation Treaty, or PCT, applications. Those applications claim the benefit of the priority date of one or more earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national or regional patent applications can later be pursued based on the PCT application.

For all patent applications, we determine claim strategy on a case-by-case basis. Advice of counsel and our business model and needs are considered. We seek to file patents containing claims for protection of all useful applications of our proprietary technologies and any products, as well as all new applications and/or uses we discover for existing technologies and products, assuming these are strategically valuable. We routinely reassess the number and type of patent applications, as well as the pending and issued patent claims to pursue maximum coverage and value for our processes and compositions. Further, we may modify claims during patent prosecution to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors. These include the volume and scope of the prior art, the novelty, non-obviousness, and utility of the invention, and the ability to satisfy the written description and enablement requirements of the patent laws. In addition, the coverage claimed in a patent application can be significantly narrowed before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our technology platform. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from copying by competitors. Any patents that we hold may be challenged, circumvented, or invalidated by third parties. We cannot predict whether, in certain jurisdictions, a third-party will use a method confidentially that we later independently discover and patent, which may result in a limited grant to the third party of the ability to continue to practice that method.

In addition to patent protection, we rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contracts with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets indefinitely.

We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. Third-party patents could require us to alter our development or commercial strategies or our products or processes, to obtain licenses or to cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. If third parties file requests for inter partes review of our patents, then we may have to defend those patents in the USPTO. For more information, see “Risk Factors—Risks Related to Intellectual Property.”

When available to expand market exclusivity, our strategy is to obtain, or license additional intellectual property related to current or contemplated development platforms, core elements of technology and/or clinical candidates.

Company-Owned Intellectual Property

Mesenchymal Stem Cells as Vaccine Adjuvants and Methods for Using the Same. The claims within this patent application family are currently directed to methods of enhancing the immune response to vaccination, which is one of the research objectives of our Phase 1/2 HERA Trial. This research is relevant to Aging Frailty subjects, who are particularly vulnerable to the effects of viral contagion, such as influenza or COVID-19, and who may be lacking in immunoprotection. Certain claims address the ability to enhance a subject’s immune response to a vaccine through the administration of a therapeutically effective amount of allogeneic mesenchymal stem cells in a subject that exhibits “Inflammaging.” In this family we own one pending U.S. patent application and 11 patent applications outside of the United States (in ten jurisdictions). All of the patent applications are national or regional phase applications based on a PCT application filed in February 2017 and claiming priority to a U.S. provisional application filed in February 2016. National or regional phase applications were filed in the United States, Australia, Canada, the European Patent Organization, Hong Kong, Israel, Japan, South Korea, New Zealand, Singapore, and South Africa. If issued and assuming all maintenance and annuity fees are paid, patents arising from these applications are projected to expire in 2037.

Methods of Using Human Mesenchymal Stem Cells to Effect Cellular and Humoral Immunity. Certain claims in this family of patent applications relate to the ability for mesenchymal stem cell therapy to improve the immune system function in patients with chronic systemic inflammation, a hallmark of frailty. It is believed that raising or lowering specific biomarkers after therapeutic intervention by a minimum amount may provide broad protection from an intellectual property standpoint and reflects clinical goals of treatment and treatment response.

In this family we own one pending U.S. patent application and 13 patent applications outside of the United States (in 13 jurisdictions). With two exceptions (The Bahamas and Taiwan), all of the applications are national or regional phase applications based on a PCT application filed in November 2017 and claiming priority to a U.S. provisional application filed in November 2016. The applications in The Bahamas and Taiwan claim priority to that same provisional application but were not filed using the PCT. In addition to the applications in Taiwan and The Bahamas, PCT national or regional phase applications were filed in the United States, Australia, Canada, China, the European Patent Organization, Israel, Japan, South Korea, New Zealand, Singapore, South Africa, and Hong Kong. If issued and assuming all maintenance and annuity fees are paid, patents arising from these applications are projected to expire in 2037.

Treatment of Sexual Dysfunction and Improvement in Sexual Quality of Life. This application family is directed towards increasing libido and improving sexual function and satisfaction in a female patient through the use of allogeneic or autologous MSC therapy, whether derived from bone marrow, adipose tissue or induced pluripotent stem cells (iPSCs). In this family we own one pending U.S. patent application and 13 patent applications outside of the United States. With two exceptions (The Bahamas and Taiwan), all of the applications are national or regional phase applications based on a PCT application filed in June 15, 2018 and claiming priority to a U.S. provisional application filed in June 2017. The applications in The Bahamas and Taiwan claim priority to that same provisional application but were not filed using the PCT. In addition to the applications in Taiwan and The Bahamas, PCT national or regional phase applications were filed in Australia, Canada, China, the European Patent Organization, Hong Kong, Israel, Japan, South Korea, New Zealand, Singapore, South Africa, and the United States. If issued and assuming all maintenance and annuity fees are paid, patents arising from these applications are projected to expire in June 2038.

Potency Assay. We own one U.S. provisional patent application relating to examination of protein production by human mesenchymal stem cells in response to stimuli. That application was filed in April 2020. Related applications, if any, are not required to be filed until April 2021.

Treatment of Alzheimer’s Disease with Allogeneic Mesenchymal Stem Cells. We own one U.S. provisional patent application related to treatment of AD with allogeneic mesenchymal stem cells. That application was filed in September 2020. Related applications, if any, are not required to be filed until September 2021.

License Agreements and Strategic Collaborations

The University of Miami (UM)

On November 20, 2014, we entered into an Exclusive License Agreement with UM (the “UM License”) for the use of certain Aging Frailty-related MSC technology rights developed by our Chief Science Officer at UM. The UM License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how specifically related to the development of the culture-expanded MSCs for aging-related frailty used at the Interdisciplinary Stem Cell Institute of UM (“IMSCs”), all SOPs used to create the IMSCs, and all data supporting isolation, culture, expansion, processing, cryopreservation and management of the IMSCs. We are required to pay UM (i) a license issue fee of $5,000, (ii) a running royalty in an amount equal to three percent of annual net sales on products or services developed from the technology, which amounts are payable on a country-by-country basis beginning on the date of first commercial sale and ending on the expiration or termination of the UM License Agreement, and which may be reduced to the extent we are required to pay royalties to a third party for the same product or process, (iii) escalating annual cash payments on the anniversary date of the agreement of ten, fifteen, twenty-five, forty and fifty thousand dollars, which amounts may be offset by other consideration paid. UM also received a one percent (1%) equity grant, which is subject to certain anti-dilution provisions.

The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. This agreement was amended on December 11, 2017. The 2017 amendment modified the dates of the milestone completions under the original UM License. To date, the Company has made payments totaling $140,000 to UM, and as of December 31, 2020, we had accrued $50,000 in milestone fees payable to UM and $100,000 for patent related reimbursements based on the estimated progress to date.

The agreement was further amended on March 3, 2021 to increase the license fee due to UM. The Company agreed to pay UM an additional fee of $100,000, to defray patent costs, with $70,000 due within thirty (30) days of the effective date of the amendment, and the remainder to be paid in equal installments of $7,500 on the 2nd, 3rd, and 5th year anniversaries of the effective date. The Company also agreed to issue an additional 110,387 unregistered shares of Class A common stock shares to UM. The Company and UM agreed to the following modification of the milestone payments: (a) No payment will be due upon the completion of Phase 2 clinical trials for the product; (b) a one-time payment of $500,000, payable within six months of the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (c) a one-time payment of $500,000 payable within six months of the receipt by the Company of approval for the first new drug application (“NDA”), biologics application (“BLA”), or other marketing or licensing application for the product; and (d) a one-time payment of $500,000 payable within six months of the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendment also provided for the Company’s license of additional technology, to the extent not previously included in the UM License, and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS IND with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”.

We have the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. Currently we are in discussions to potentially modify certain terms.

JMH MD Holdings

On December 22, 2016, we entered into a worldwide exclusive license agreement with JMH MD Holdings (“JMHMD”), an affiliate of our Chief Science Officer, for the use of CD271+ technology, a subpopulation of bone marrow-derived MSCs. We are required to pay JMHMD a running royalty in an amount equal to one percent of the annual net sales of the licensed product(s) used, leased, or sold by or for us by any sub-licensees, which amounts are payable on a country-by-country basis beginning on the date of first commercial sale and ending on the latter of expiration of the last to expire patent rights in such country or ten years from the first commercial sale in such country (provided that if all claims within the patent rights have expired or been finally deemed invalid then the royalty will be reduced by 50%), and which may also be reduced to the extent we are required to pay royalties to a third party for the same product or process. We are also required to pay an initial fee and, by the first day of each anniversary of the Agreement, starting with the second anniversary, a minimum royalty of ten thousand dollars. JMHMD also received an equity grant equal to one-half of one percent of the then outstanding units of the Company on a fully-diluted basis. If we sublicense the technology, we are also required to pay an amount equal to 10% of the net sales of the sub-licensees.

Under the agreement, the Company is required to use commercially reasonable efforts to achieve the following milestones: (i) submit an investigational new drug application to FDA (or international equivalent) within one year of effective date of agreement, (ii) initiate a clinical trial utilizing bone marrow derived CD271+ Precursor Cells within three years of the effective date; provided, that any of the milestones may be extended for up to six months for a total of three times by notice and payment of a five thousand dollar extension fee. Failure to achieve these milestones within five years of the effective date triggers a right of termination by JMHMD. Otherwise, the agreement is to remain in effect until either the date all issued patents and filed patent applications have expired or been abandoned, or 20 years after the date of FDA approval of the last commercialized product or process arising from the patent rights whichever comes later. Further, each party has the right to terminate upon sixty days’ prior written notice, or in the event of breach. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $500,000 of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. The Company to date has not incurred any royalty or sublicense related expense, and there were no license fees due during the year ended December 31, 2020 and 2019 pertaining to this agreement. We paid legal fees of approximately $24,000 and $25,000 for the year ended December 31, 2020 and 2019, respectively, in connection with the patent prosecution, issuance, and maintenance fees related to CD271+ technology.

In-licensed Patents and Applications

Bone Marrow Derived CD271+ Precursor Cells for Cardiac Repair. We have in-licensed the exclusive right to use CD271+ MSC precursors from bone marrow to treat certain aging-related conditions and diseases, such as frailty, Metabolic Syndrome, loss of muscle due to aging or frailty and neurocognitive disorders. That patent has issued in Australia, China, Israel, Japan, South Korea, Mexico, New Zealand, Germany, Spain, France, the United Kingdom, Italy, Sweden, and Singapore. The patent application remains pending in U.S. (where there are two pending utility applications), Canada, and Brazil. The Canadian and Brazilian applications have both been allowed. One of the U.S. applications is currently under appeal with the USPTO. While method of use claims may relate to the use of CD271+ cells for cardiac repair, our license terms exclude our use of CD271+ cells for preventing and treating cardiovascular diseases or disorders, including congenital cardiovascular defects. Assuming that all maintenance and annuity fees are paid, patents in this family are expected to expire in August 2031.

Trademarks

We have registered trademarks or applied for registered trademarks for “Longeveron” and “LMSC” in the following jurisdictions. Over the next one to two years, we plan to phase out the registrations and applications for “LMSC” in favor of registrations for “LOMECEL-B”. In some jurisdictions multiple registrations and/or applications exist so that multiple goods and/or services may be listed:

Territory	“Longeveron”	“LMSC”
The Bahamas	Registered	Pending
Brazil	Registered
Canada	Registered
China	Registered	Registered
European Union	Registered
Hong Kong	Registered
India	Registered
Japan	Registered	Registered
South Korea	Registered
Morocco	Registered	Registered
Panama	Registered
Switzerland	Registered
Taiwan	Registered
United States	Pending	Pending
Vietnam	Registered

Government Regulation and Biologic Drug Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. We believe that the FDA will regulate Lomecel-B as a biologic drug (i.e., a biologic) through the biologics license application (BLA) process under the jurisdiction of the Center for Biologics Evaluation and Research (CBER). We will work with FDA to confirm that a BLA is the most appropriate pathway and that CBER will be the FDA center responsible for review and licensure (i.e., approval). However, FDA may disagree with us, in which case we will follow FDA’s recommendation. For future product candidates we will also confirm the appropriate approval pathway (i.e., BLA or new drug application (NDA)) and the appropriate FDA center with regulatory oversight (i.e., CBER or the Center for Drug Evaluation and Research (CDER)).

U.S. Biologic Drug Development Process

In the United States, biologic drugs—or simply “biologics”—are regulated under two statutes: The Public Health Service Act (PHS Act) and the federal Food, Drug, and Cosmetic Act (FFDCA) and their implementing regulations. However, submission and approval of only one application—typically either a BLA or an NDA—is required prior to marketing. The FDA has also issued numerous “Guidance Documents” and other materials that address specific aspects of biologic development for specific types of product candidates (e.g., cells, tissues, gene therapies, or vaccines). The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the biologic development, approval, or post-approval processes may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold on ongoing clinical trials, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a biologic may be marketed in the United States generally involves the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s current good laboratory practice requirements and other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	approval by an independent IRB at each clinical site (or by one “commercial IRB”) before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practice (cGCP) requirements to establish the safety, purity, and potency (i.e., efficacy) of the proposed biologic for its intended use;

●	submission to the FDA of a BLA after completion of all clinical trials;

●	satisfactory outcome of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biologic is produced to assess compliance with GMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with cGCPs; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

The specific preclinical studies and clinical testing that is required for a BLA varies widely depending upon the specific type of product candidate under development. Prior to beginning a human clinical trial with either a biologic or drug product candidate in the United States, we must submit an IND to the FDA and that IND must become effective. The focus of an IND submission is the general investigational plan and protocol for the proposed clinical study. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls (CMC) information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical hold is lifted and the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters for monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Other submissions to an IND include protocol amendments, information amendments, IND safety reports and annual reports. Furthermore, an independent IRB for each clinical trial site (or a “commercial IRB” that acts as the IRB at one or more of the clinical trial sites) must review and approve the protocol and informed consent form before the clinical trial may begin. The IRB also monitors the clinical trial until completed.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some clinical trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee (DMC). A DMC authorizes whether or not a study may move forward at designated check points based on access to certain data from the trial. The DMC may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy. Related reporting requirements for the sponsor, clinical investigator, and/or IRB also include IND safety reports and updating clinical trial results in public registries (e.g., ClinicalTrials.gov).

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects. These clinical trials are designed to test the safety, dosage tolerance, absorption, metabolism, distribution, excretion, side effects, and, if possible, early evidence of effectiveness. In the case of some products for severe or life-threatening diseases when the product may be too inherently toxic to ethically administer it to healthy volunteers, the initial human testing is often conducted in individuals who have the targeted disease or condition instead of healthy subjects.

●	Phase 2: The product candidate is administered to a limited population of individuals who have the specified disease or condition to continue to evaluate safety, as well as preliminary efficacy, optimal dosages and dosing schedule, possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 (i.e., pivotal) clinical trials.

●	Phase 3: Generally, the largest in size, Phase 3 clinical trials are generally conducted at multiple geographically dispersed clinical trial sites. The product candidate is administered to an expanded population of individuals who have the specified disease or condition to further evaluate dosage, provide statistically significant evidence of clinical efficacy and gain additional safety data. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Concurrent with clinical trials, sponsors usually complete additional animal studies. Sponsors must also develop information about the chemical and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final biologic. In addition, the sponsor must develop and test appropriate packaging, and must conduct stability studies to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During the development of a new biologic, sponsors are given opportunities to meet with the FDA. These meetings typically occur prior to submission of an IND (i.e., pre-IND meeting), at the end of Phase 2 (i.e., EOP2 meeting), and before a BLA is submitted (i.e., pre-BLA meeting). Meetings at other times may be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use EOP2 meetings to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new biologic.

U.S. Review and Approval Process for Biologic Drugs

Assuming successful completion of all required testing in accordance with the applicable statutory and regulatory requirements, the sponsor submits a BLA to the FDA. A BLA contains the results of product development, preclinical and other non-clinical studies and clinical trials, descriptions of the manufacturing process, analytical testing, proposed labeling and other relevant information. The submission of a BLA is subject to the payment of a substantial application fee under the Prescription Drug User Fee Amendments (PDUFA). PDUFA fees apply to both drugs and biologics. Sponsors may seek a waiver of these fees in certain limited circumstances, including a waiver of the application fee for the first BLA or NDA submitted by a small business. Product candidates with an orphan drug designation (ODD) are not subject to the BLA application fee unless the product application also includes a non-orphan indication.

The FDA reviews a BLA to determine, among other things, whether a biologic is safe, pure, and potent (i.e., effective) for its intended use and whether its manufacturing is GMP-compliant to assure the product’s identity, strength, quality and purity. Under PDUFA, the FDA has a goal date of ten months from the date of “filing” to review and act on the submission. However, the time between submission and filing can add an additional two months as FDA conducts a preliminary review to ensure that the BLA is sufficiently complete to permit substantive review. Formal FDA review of the BLA does not begin until FDA has accepted it for filing. The FDA may refer an application in some cases to an advisory committee for its independent review. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation to FDA as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the locations where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMPs, and are adequate to assure consistent production of the product within required specifications. An important part of a BLA is a lot release protocol that the sponsor will use to test each lot of product made after BLA approval, as well as the FDA’s own test plan that will be used for confirmatory testing of each post-approval product lot that is made before it is released to the public. If the FDA determines that the data and information in the application, including about the manufacturing process or manufacturing facilities, are not acceptable, then the FDA will outline the deficiencies and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA, it will either issue an approval letter or a Complete Response Letter (CRL). The approval letter authorizes commercial marketing of the biologic with approved prescribing information for specific approved indications. On the other hand, a CRL indicates that the review cycle of the application is complete but the BLA cannot be approved in its present form. A CRL usually describes the specific deficiencies identified by the FDA and describes the actions the sponsor must take to correct those deficiencies. A sponsor that receives a CRL must resubmit the BLA after addressing the deficiencies or withdraw the application. Even if such additional data and information are submitted to address the deficiencies, the FDA may decide that the data and information in the resubmitted BLA do not satisfy the approval criteria.

Following marketing approval, a sponsor may need to fulfill certain post-marketing requirements (PMRs) or post-marketing commitments (PMCs). For example, post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients for the intended therapeutic indication. The trials may be agreed upon prior to approval, or the FDA may require them if new safety issues emerge. Following approval, a sponsor may also need to conduct a pediatric study that was temporarily deferred during the initial product development process. Under the Pediatric Research Equity Act (PREA), a sponsor must conduct pediatric clinical trials for most new drugs or biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. PREA studies must be included in the application unless the sponsor has received a deferral or waiver.

A risk evaluation and mitigation strategy (REMS) may also be an important component of a BLA approval that requires sponsor post-marketing regulatory efforts. A REMS is a safety strategy to manage a known or potential serious risk associated with a drug or biologic and to enable patients to have continued access to such medicines by managing their safe use. A REMS may include medication guides, physician communication plans, or elements to assure safe use (ETASU) such as restricted distribution methods, patient registries, and other risk minimization tools.

Once approved, the FDA may withdraw the product approval if compliance with PMRs, PMCs, or a REMS program is not maintained or if problems occur after the product reaches the marketplace. The FDA may also request that a product be recalled for an identified safety issue. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

FDA Expedited Review Programs for Serious Conditions

Under various statutory and regulatory authorities, the FDA has authority to review and approve certain drugs and biologic drugs on an expedited basis if they are intended to treat a serious condition and meet other requirements. These expedited programs are discussed below.

RMAT Designation. In 2017, the FDA established a new designation, known as the regenerative medicine advanced therapy (RMAT) designation, as part of its implementation of the 21st Century Cures Act. If they meet the appropriate criteria, regenerative medicine therapies to treat, modify, reverse, or cure serious conditions may be eligible for RMAT designation as well as FDA’s other expedited programs (i.e., fast track, breakthrough therapy, or priority review designations or accelerated approval). As with other biological products, regenerative medicine therapies receiving RMAT designation must meet the same standards for approval, including demonstrating the product’s safety and effectiveness. As described in Section 3033 of the 21st Century Cures Act, an investigational product is eligible for RMAT designation if:

●	It is a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products (except for those regulated solely under Section 361 of the PHS Act and 21 C.F.R. Part 1271);

●	It is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and

●	Preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition.

Advantages of the RMAT designation include all the benefits of the fast track and breakthrough designations, including early interactions with the FDA to discuss the use of any potential surrogate or intermediate endpoints to support an accelerated approval. However, unlike a breakthrough designation, the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies. A request for an RMAT designation can be included in a new IND, or submitted as an amendment to an existing IND. As with other expedited programs, the FDA can withdraw an RMAT designation that has been granted if the designation criteria are no longer met.

Accelerated Approval. In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Fast-Track Designation. The fast-track designation is intended to expedite or facilitate the process for reviewing new drug and biologic drug products that meet certain criteria. Specifically, products are eligible for this designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast-track product, the FDA may review sections of the marketing applications on a rolling basis before the complete application is submitted if the sponsor provides a schedule for the submission of the application sections, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section.

Priority Review Designation. A product is eligible for priority review designation if it has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a priority review-designated product in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to the standard ten months for review.

Breakthrough Therapy Designation. The Food and Drug Administration Safety and Innovation Act established a category of products referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of a fast-track designation, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review designation, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of that product.

A drug or biologic drug that is subject to one or more of these expedited programs may be reviewed and approved more quickly than other non-expedited program products; however, the standard for approval (i.e., safety and effectiveness) does not change. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that it no longer meets the conditions of the expedited program and the expedited program status may be removed. We may explore one or more of these opportunities for Longeveron product candidates as appropriate.

Marketing Exclusivity

In the case of biologic drugs, several types of marketing exclusivity may apply:

●	Reference product exclusivity;

●	Orphan drug designation and orphan drug exclusivity; and

●	Pediatric exclusivity.

Reference Product Exclusivity

We believe that FDA will regulate Lomecel-B as a new biologic and will require submission and approval of a biologics license application (BLA) under the Public Health Service Act (PHS Act). The PHS Act includes a framework for determining when a biologic is a “reference product” and therefore eligible for marketing exclusivity. The reference product is the single biologic against which a biosimilar (a product that is highly similar to and has no clinically meaningful differences from the reference product) or an interchangeable biosimilar (a product that is both biosimilar to, and will produce the same clinical result as, the reference product) is evaluated.

FDA must determine the date of “first licensure” (i.e., approval) of a biologic which will, in turn, determine whether that biologic qualifies as a reference product that will be eligible for statutory exclusivity (and when such exclusivity will expire). Typically (but not always) the date of approval is the date of first licensure. Once that date of first licensure is determined for a reference product, then FDA will not approve a biosimilar or interchangeable biosimilar until the date that is 12 years after the date on which the reference product was first approved. However, FDA may receive an application for a biosimilar or interchangeable biosimilar four years after the date on which the reference product was first approved. These 12- and four-year terms are each extended by six months if the product has been awarded six-month pediatric exclusivity.

Legal uncertainties remain about FDA’s application of the date of first licensure and statutory exclusivity provisions to cell therapy products. At the appropriate time, we intend to provide information to FDA so that FDA can determine the date of first licensure of Lomecel-B (or any other product candidate that will be regulated as a biologic) which will, in turn, set the date from which statutory exclusivity will begin to run. However, FDA may not make an immediate decision about the date of first licensure at the time it approves a new biologic. Furthermore, there is currently no precedent showing how FDA will apply this statutory framework to a cell therapy product. The law in this area is evolving and will likely continue to evolve.

Orphan Drug Designation and Exclusivity

To encourage the pharmaceutical and biotechnology industries to develop drugs and biologics to treat diseases or conditions that affect relatively few patients in the U.S., Congress enacted the Orphan Drug Act in 1983. As amended, under this act the FDA may grant an orphan drug designation (ODD) for a drug or biologic drug being developed to treat a “rare disease or condition,” defined as affecting less than 200,000 persons in the U.S., or affecting more than 200,000 persons in the U.S. but for which there is no reasonable expectation that development costs will be recovered from U.S. sales of the product. A request for ODD must be submitted to the FDA before a marketing application is submitted (i.e., BLA or NDA), but there is no assurance that FDA will award an ODD if requested. If awarded, information about the ODD will be made public on FDA’s website.

An ODD does not change the regulatory review standards of safety and effectiveness and does not shorten the length of the FDA review or approval process. However, there are a number of potential benefits if a drug or biologic with an ODD is eventually approved. If an investigational product with an ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, then the approved product is entitled to orphan drug exclusivity (ODE). Having ODE means that the FDA may not approve any other applications to market the same drug or biologic for the same use or indication for seven years, except in limited circumstances (including but not limited to demonstrating clinical superiority of a new product vs. the product with ODE because of greater safety, greater effectiveness, or making a major contribution to patient care; or an FDA finding that the sponsor of the product with ODE cannot assure that sufficient quantities of the product will be available for patients). Even if an investigational product has an ODD, there is no guarantee that FDA will award ODE upon approval.

Competitors may receive approval of either a different product for the same use or indication, or the same product for a different use or indication. Approved drugs and biologics can also be used by physicians off-label, which is within the scope of their practice of medicine. Accordingly, receiving ODE is not an absolute protection against potentially competing products. Moreover, an ODE awarded to another sponsor could block FDA approval of one of Longeveron’s product candidates for seven years. The law involving ODDs and ODEs, including FDA’s interpretation of “same drug,” is continuing to evolve through litigation, as well as changes to FDA regulations and policies.

In addition to the potential award of seven-year ODE upon product approval, the benefits of an ODD also include eligibility for certain research tax credits and a waiver of the marketing application fee. An application for a prescription product with an ODD is not subject to an application fee unless the application also includes an indication for a non-rare disease or condition as well. For fiscal year 2021, the application fee for a new drug or biologic requiring clinical studies is $2,875,842.

Pediatric Exclusivity

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity (e.g., ODE) if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Post-approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug and biologic drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs, which therefore imposes certain procedural and documentation requirements on us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with GMPs and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters, or untitled letters;

●	clinical holds on clinical studies;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products;

●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

●	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of approved products. A company can make only those claims that were approved by the FDA in the application for marketing approval and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of approved treatments, as the practice of medicine is outside the scope of FDA’s authority. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

Other Healthcare Laws

Pharmaceutical and medical device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities or that require the registration of pharmaceutical sales representatives; and state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

Japanese Laws and Regulations

Under the 2014 law passed by the Japanese government, two new Acts were added that regulate regenerative medicine development and offer two pathways to market for regenerative medicine therapeutic candidates: The Act on the Safety of Regenerative Medicine (ASRM) and the Pharmaceutical and Medical Devices Act (PMD Act).

Japan’s Act on the Safety of Regenerative Medicine. The ASRM route is intended to allow physicians to provide cellular therapies to patients through an application process that is regulated by the Japanese Ministry of Health, Labor and Welfare (MHLW). Manufacturers of cell and gene therapy products wishing to utilize this pathway must identify and work with a partner clinic or hospital which enables the clinic to act as the distributor, with the manufacturer receiving a fee or a royalty, for example. The ASRM route may require a clinical trial or other clinical data in order to seek approval from the MHLW. Treatments under the ASRM route must be provided by a medical institution for the purpose of either “medical research” or as a “medical treatment at one’s own expense.” Therapies provided under this framework are not covered by Japan’s National Health Insurance.

Japan’s Pharmaceutical & Medical Device Act. The PMD Act includes special treatment for regenerative medicine products and identifies them as a stand-alone medical category with a novel “conditional approval” system. Sponsors seeking manufacturing approval need to provide clinical data to show that the product does not have any major safety concerns, clinical data to demonstrate “probable” efficacy, and satisfy established chemistry, manufacturing and controls criteria. A conditional approval can therefore occur after a Phase 2 trial. The conditional approval period lasts for a maximum of seven years. Sponsors that receive conditional approval must re-apply, with additional satisfactory safety and efficacy data, for a full unconditional approval within the timeframe provided to them under the conditional approval. A conditional approval allows the product to be marketed and partially reimbursed through Japan’s National Health Insurance.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which the product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and their level of reimbursement for the product. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product to each payor separately and can be time-consuming, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have passed. For example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA were invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2029 absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the other of pocket costs of drug products paid by consumers. Additionally, the Trump administration’s budget proposal for the fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Beilina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its products available to eligible patients as a result of the Right to Try Act.

Human Capital Management

As of December 31, 2020, we had 12 full-time employees, two full-time consultants, and two part-time consultants. Among those, five have M.D. or Ph.D. degrees, one has an M.B.A. degree, and one has a J.D. degree. Of these full-time employees and consultants, 12 are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

The Company was formed as a Delaware limited liability company in October 2014 and converted into a Delaware corporation in February 2021 in connection with our initial public offering (“IPO”). Our principal executive offices are located at 1951 NW 7th Avenue, Suite 520 Miami, Florida 33136 and our telephone number is (305) 909-0840. Our website address is www.longeveron.com, and we make our filings with the U.S. Securities and Exchange Commission (the “SEC”) available on the Investor Relations page of our website. Information contained on our website does not constitute a part of this Report. Our common stock is traded on the NASDAQ under the symbol “LGVN”.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at our website www.longeveron.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Longeveron periodically provides other information for investors on corporate website, including press releases and other information about financial performance, information on corporate governance and presentations. Our references to website URLs are intended to be inactive textual references only. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Form 10-K.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Please refer to Item 1A “Risk Factors” of this Form 10-K below for additional discussion of the risks summarized in this Risk Factors Summary.

Risks Relating to our Business

●	We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

●	The lack of any existing FDA-approved allogeneic, cell-based therapies for Aging Frailty, Alzheimer’s disease, the Metabolic Syndrome and Hypoplastic Left Heart Syndrome could complicate and delay FDA approval of our product candidates for these indications.

●	Our product development programs are based on novel technologies and are inherently risky. If the potential of our cell-based product candidates to treat diseases is not realized, or the FDA, other regulatory bodies or marketplace fail to understand or accept our technology, the value of our technology and our development programs could be significantly reduced. In addition, ethical and other concerns surrounding the use of human-derived cell products may negatively affect public perception of us or our products or product candidates.

●	If we are not able to recruit and retain qualified management and scientific personnel, we may fail in developing our technologies and product candidates.

●	Our use of bone marrow and biologic growth media poses unique challenges to our operations.

●	We have a history of losses, and will require additional capital to fund our operations. Failure to obtain necessary financing will likely impact our ability to complete the development and commercialization of Lomecel-B or other product candidates.

●	According to the FDA, neither “Aging Frailty” or simply “Frailty,” nor the Metabolic Syndrome presently have definitions that are acceptable for characterizing the conditions for regulatory purposes, primarily due to either a lack of consensus on the definitions, an insufficient understanding of the underlying pathophysiologic mechanisms that cause any or all of the manifestations, or both. The FDA and the Japanese PMDA have both indicated that the concept of “Frailty” or the Metabolic Syndrome as an indication will require additional clinical data and discussion before future pivotal trials and marketing authorization.

●	Public health threats including those related to COVID-19, could adversely impact our operations.

Risks Related to Intellectual Property

●	If we are unable to obtain, maintain and protect our intellectual property rights for our technology and our product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed, and our ability to continue clinical trials and commercially market products could be adversely affected.

●	Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties; if one or more third parties were to assert that we infringe their patents or are otherwise employing their proprietary technology without authorization, it could impair our ability to commercialize our product candidates and otherwise significantly harm our business.

●	We are a party to certain licensing agreements that give us rights to specified technology that is material to our business; termination of, or issues relating to, such licenses could have material adverse impact on our ability to commercialize our technology.

Risks Related to Regulatory Approval and Other Governmental Regulations

●	Lomecel-B, and any of our future investigational products, must comply with FDA or other regulatory authority requirements to demonstrate that they are safe and effective for one or more specific indications before they are approved. We cannot guarantee that the FDA or another regulatory authority will accept or interpret our pre-clinical or clinical data in the same way that we do, or that it will approve our marketing application. Even if the FDA or another regulatory authority grants marketing approval, there will be additional, ongoing regulatory obligations that we must meet.

●	Achieving marketing approval from the FDA and other regulatory authorities is dependent on a number of factors, including our ability to successfully complete our clinical trials, which themselves are dependent on a number of factors. These factors may delay, add additional costs to our process, and otherwise complicate or block our pathway to commercialization.

Risks Related to Our Dependence on Third Parties

●	Our reliance on third parties to provide us with supplies to produce our product candidates, to assist in future approved product manufacturing and/or distribution, and to provide reimbursement for our products, may result in increased costs, shortages, delays or interruptions in the supply of our product candidates for our clinical trials and approved products eventually to our customers. Further, arrangements entered into with third-party collaborators to help us develop and commercialize our product candidates expose us to various risks if they fail to perform in accordance with our expectations or at all.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	Our foreign operations pose additional risks, including obtaining approval from foreign regulatory authorities, or with respect to FDA accepting data from trials conducted in foreign jurisdictions.

●	We may face difficulties relating to compliance with various laws, including those relating to health and safety, and from changes to current and future legislation, both in the U.S. as well as in other foreign jurisdictions where we may be operating.

Risks Related to Ownership of Our Class A Common Stock

●	The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

●	Two holders, including our co-founder and members of our Board, hold a significant portion of our Class B common stock, and will control the direction of our business and such parties’ ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

●	We will face risks relating to our new status as a publicly-traded company.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

●	We will need to grow our organization in order to successfully implement our plans and strategies; this growth involves risk with respect to additional resources, data privacy and protection needs, and marketing concerns.

Item 1A. Risk Factors

In addition to the other information in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating us. You should carefully consider the risks and uncertainties described below and the other information in this report, including our financial statements and related notes appearing elsewhere in this report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A common stock or to maintain or change your investment. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A common stock could decline and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below. For a summary of these risk factors, please see “Summary of Risk Factors” in the section titled “Report Summary” beginning on page 1 of this report.

Risks Related to our Business

We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any material revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, building and equipping our research and development laboratories, building and equipping our manufacturing suites, raising capital, acquiring raw materials for manufacturing, product candidate development and manufacturing, securing related intellectual property rights and conducting clinical trials of Lomecel-B. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical stage biotechnology companies in rapidly evolving fields, including but not limited to changes in FDA or foreign body regulatory oversight of such products. We also may need to transition from a company with a research focus to a company capable of supporting commercial activities. Such a transition may involve substantial additional capital requirements in order to launch and market a product, changes in the use of proceeds, and significant adjustment to personnel, compared to a clinical-stage development company. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

If the potential of our product candidates to treat diseases is not realized, the value of our technology and our development programs could be significantly reduced.

Our team is currently exploring the potential of our product candidates to treat diseases. We have not yet proven in clinical trials that our product candidates will be a safe and effective treatment for any disease or condition. Our product candidates are susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their marketing approval or commercial use. We have not yet completed all of the testing necessary to allow us to make a determination that serious unintended consequences will not occur. If the potential of our product candidates to treat disease is not realized, the value of our technology and our development programs could be significantly reduced. Because our product candidates are based on MSCs, any negative developments regarding the therapeutic potential or side effects of our MSCs, or to scientific and medical knowledge about MSCs in general, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. The novel nature of our product candidates creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement, and market acceptance. For example, although the FDA has approved several cell therapy products, the FDA has relatively limited experience with regulating these kinds of therapies, and its regulations and policies are still evolving. As a result, the pathway to regulatory approval for our product candidates may accordingly be more complex and lengthier.

Additionally, stem cells that are taken from one person and transplanted into a different individual may pose additional risks. For example, stem cells that are not autologous (i.e., taken from, and given to, the same individual) but are instead allogeneic (i.e., taken from one individual and given to a different person) are subject to donor-to-donor variability, which can make standardization more difficult. As a result of these factors, the development and commercialization pathway for our therapies may be more complex and lengthier, and subject to increased uncertainty, as compared to the pathway for new conventional (i.e., new chemical entity) drugs.

There are no FDA-approved allogeneic, cell-based therapies for Aging Frailty, Alzheimer’s disease (AD), the Metabolic Syndrome or other aging-related conditions. This could complicate and delay FDA approval of our product candidate for these indications.

Although FDA has approved several cell therapy products, there are no allogeneic cell-based or stem cell therapies currently approved for the treatment of Aging Frailty or our other indications. There are also no conventional drugs or therapies currently approved by the FDA with stated indications for Aging Frailty. According to the FDA, neither “Aging Frailty” or simply “Frailty,” nor the Metabolic Syndrome, presently have definitions that are acceptable for characterizing the conditions for regulatory purposes. This is primarily due to a lack of consensus on the definitions amongst clinicians, researchers and regulators, an insufficient understanding of the underlying pathophysiologic mechanisms that cause any or all of the manifestations, or both. The FDA and the Japanese PMDA have both indicated that the concept of “Frailty” or the Metabolic Syndrome as an indication will require additional clinical data and discussion before future pivotal trials and marketing authorization. More specifically, our ability to begin Phase 3 (i.e., pivotal) trials in a “Frailty” indication will likely depend on our Phase 2 clinical data and subsequent meeting with FDA where we would discuss the size and scope of a Phase 3 program, the appropriate target patient population (i.e., defining the indication), and agreement on one or more primary endpoints that demonstrate clinically meaningful benefit.

It is possible that the FDA may never recognize “aging” as a disease, and may never agree to a definition of “Aging Frailty,” “Frailty” or the Metabolic Syndrome. To obtain FDA approval for any indication for the disease states we are studying, we will have to demonstrate, among other things, that our product candidates are safe and effective for that indication in the target population. The results of our clinical trials must be statistically significant, meaning that there must be sufficient data to indicate that it is unlikely the outcome occurred by chance. The FDA will also require us to demonstrate an appropriate dose (i.e., number of cells) and dosing interval for our product candidates, and to identify and define treatment responders, which may require additional clinical trials. As a result, the clinical endpoints, the criteria to measure the intended results of treatment, and the correct dosing for our cell-based therapeutic approaches for these indications may be difficult to determine. These challenges may prevent us from developing and commercializing products on a timely or profitable basis, or at all.

If we are not able to recruit and retain qualified management and scientific personnel, we may fail in developing our technologies and product candidates.

Our future success depends to a significant extent on the skills, experience, and efforts of the principal members of our scientific and management personnel. These members include Joshua M. Hare, M.D. and our staff of scientific consultants. Our co-founder, Dr. Hare, remains employed by the University of Miami (UM), and provides services to us as a consultant on a limited basis. The loss of Dr. Hare or any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. Competition for regulatory, clinical manufacturing and management personnel in the pharmaceutical industry is intense. We may be unable to recruit or retain personnel with sufficient management skills in the area of cell therapeutics or attract or integrate other qualified management and scientific personnel in the future.

Our product candidates represent new classes of therapy that the marketplace may not understand or accept.

Even if we successfully develop and obtain regulatory approval for our product candidates, the market may not understand or accept them. We are developing product candidates that represent novel treatment approaches and will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. The degree of market acceptance of any of our developed and potential products will depend on a number of factors, including:

●	the clinical safety and effectiveness of our products and their perceived advantage over alternative treatment methods;

●	our ability to demonstrate that our cell-based products can have a clinically significant effect, initially for Aging Frailty, AD, HLHS, the Metabolic Syndrome, ARDS and other disease states, for which we may seek marketing approval;

●	our ability to separate ourselves from the ethical controversies associated with cell product candidates derived from human embryonic or fetal tissue;

●	ethical controversies that may arise regarding the use of stem cells or human tissue of any kind, including adult stem cells, adult bone marrow, adult cardiac stem cells, and other adult tissues derived from donors;

●	adverse events involving our product candidates or candidates of others that are cell based;

●	our ability to supply a sufficient amount of our products to meet regular and repeated demand in order to develop a core group of medical professionals familiar with and committed to the use of our products; and

●	the cost of our products and the reimbursement policies of government and third-party payors.

If the health care community does not accept our product candidates or future approved products for any of the foregoing reasons, or for any other reason, it could affect our sales or have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our dependence upon a limited supply of bone marrow donors and biologic growth media may impact our ability to produce sufficient quantities of our product candidates as needed to complete our clinical trials, and if our trials are successful, to meet product demand.

The population of acceptable bone marrow donors is limited to volunteers between the ages of 18 and 45. In addition, potential donors are prescreened for a variety of health conditions and are only allowed to donate bone marrow a total of six times in their lifetime, further limiting the total number of potential donors. The amount of bone marrow donated may be insufficient for us to mass produce our product candidates at a scale sufficient to meet our clinical trial needs or to produce a product to meet future commercial demand at an acceptable cost. In addition, the expansion of MSCs through our proprietary manufacturing methods utilizes biologic growth media that may be in limited supply. Our product candidates will be inherently more difficult to manufacture at commercial-scale than conventional pharmaceuticals, which are manufactured using precise chemical formulations and operational methods. Cost-effective production at clinical trial or commercial scale quantities may not be achievable.

Future government regulation or health concerns, such as the ongoing COVID-19 pandemic, may also reduce the number of donors or otherwise limit the amount of bone marrow available to us. If we cannot secure quantities of bone marrow or biologic growth media sufficient to meet the manufacturing demands for our clinical trials, we might not be able to complete our clinical trials and obtain marketing approval for our product candidates. Moreover, even if our clinical trials are successful and we obtain marketing approval for our product candidates, our inability to secure enough bone marrow or biologic growth media to meet product demand could limit our potential revenues.

MSCs are biological entities obtained from living humans that can pose risks to the recipient.

MSC therapies require many manufacturing steps. Cells must be harvested from donor tissue, isolated, and expanded in cell culture to produce a sufficient number of cells for use. Each step carries risks for contamination by other cells, microbes, or adventitious agents. The transfer of cells into a recipient can also carry risks and complications associated with the procedure itself, and a recipient may reject the transplanted cells.

Our product candidates are derived from human bone marrow and therefore have the potential for disease transmission.

The utilization of donated bone marrow creates the potential for transmission of cancer and communicable disease, including but not limited to human immunodeficiency virus (HIV), viral hepatitis, syphilis, Creutzfeldt-Jakob disease, and other viral, fungal, or bacterial pathogens. Although we and our suppliers are required to comply with federal and state regulations intended to prevent communicable disease transmission, we or our suppliers may fail to comply with such regulations. Further, even with compliance, our products might nevertheless be viewed by the public as being associated with transmission of disease, and a clinical trial subject or patient who contracts an infectious disease might assert that the use of our product candidate or products resulted in disease transmission, even if the individual became infected through another source.

Any actual or alleged transmission of communicable disease could result in clinical trial subject or patient claims, litigation, distraction of management’s attention, potentially increased expenses, and adverse regulatory authority action. Further, any failure in screening, whether by us or other manufacturers of similar products, could adversely affect our reputation, the support we receive from the medical community, and overall demand for our products. As a result, such actions or claims, whether or not directed at us, could have a material adverse effect on our reputation with our customers and our ability to market our products, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If our processing and storage facility or our clinical manufacturing facilities are damaged or destroyed, our business and prospects could be negatively affected.

Our processing and storage facility is located in a region which experiences severe weather, notably hurricanes, from time to time. If this facility in Miami, Florida or the equipment in the facility were to be significantly damaged or destroyed, we could suffer a loss of some or all of the stored units of our product candidates and it could force us to halt our clinical trial processes. The risk of tropical storm and hurricane activity historically rises on or about June 1st each year, and subsides on or about November 30th each year. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major hurricane or tornado, flood, fire, earthquake, power loss, terrorist activity or other disasters and do not currently have a recovery plan for such disasters. If we underestimate our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Ethical and other concerns surrounding the use of stem cell therapy or human tissue may negatively affect public perception of us or our products or product candidates, or may negatively affect regulatory approval of our products or product candidates, thereby reducing demand for our products.

The commercial success of our product candidates will depend in part on general public acceptance of the use of MSC therapy for the prevention or treatment of human diseases. The use of embryonic cells and fetal tissue for research and MSC therapy has been the subject of substantial national and international debate regarding related ethical, legal, and social issues. In the U.S., for example, until March 2009, federal government funding of embryonic stem cell research was limited to specifically identified cell lines and was not otherwise available. We do not use embryonic stem cells or fetal tissue, but the public may not be able to, or may fail to, differentiate our use of adult MSCs from the use of embryonic stem cells or fetal tissue by others. This could result in a negative perception of our company or our products or product candidates, thereby reducing demand, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may obtain MSCs from volunteer adult bone marrow donors from non-profit organizations that collect and process tissue donations. Bone marrow donors receive payment, but ethical concerns have been raised by some about the use of donated human tissue in a for-profit setting, as we are doing. Future adverse events in the field of stem cell therapy, changes in public policy, or changes to the FDA’s regulatory approval framework for these products could also result in greater governmental regulation of our product candidates or products, and potential regulatory delays relating to their testing or approval.

We may eventually compete for product sales with other companies, many of which will have greater resources or capabilities than we have, or may succeed in developing better products or in developing products more quickly than we do, and we may not compete successfully with them.

We compete or may eventually compete with other companies and organizations that are marketing or developing therapies for our targeted disease indications, based on traditional pharmaceutical, medical device, or other non-cellular therapy and technologies. In addition, we have other potential competitors developing a variety of therapeutics, and in some cases, such as with AD, there may be tens or hundreds of companies seeking to commercialize therapeutics.

We also face competition in the cell therapy field from academic institutions and governmental agencies. Many of our current and potential competitors have greater financial and human resources than we have, including more experience in research and development and more established sales, marketing, and distribution capabilities.

We anticipate that competition in our industry will increase. In addition, the health care industry is characterized by rapid technological change, resulting in new product introductions and other technological advancements. Our competitors may develop and market products that render product candidates now or under development by us in the future, or any products manufactured or marketed by us, non-competitive or otherwise obsolete.

We have ongoing challenges with respect to our liquidity and access to capital.

As we advance the preclinical and clinical development of our programs, we expect to continue to incur significant expenses and operating losses, for which we do not have offsetting revenue. We expect that our sales, research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future programs and product candidates, contracting with contract research organizations (CROs) to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

Since 2015, we have raised approximately $56.1 million in gross proceeds from the sale of shares of our equity securities (including the $26.6 million raised on February 12, 2021 and $2.5 million raised on March 15, 2021, from our IPO). As of December 31, 2020, we had $0.8 million in cash and cash equivalents and a working capital deficit of approximately $2.0 million. We had $0.5 million of indebtedness as of December 31, 2020 from loans provided by the Small Business Administration (SBA) and the Paycheck Protection Program (PPP). However, on March 4, 2021, $0.3 million of the indebtedness for PPP loan was forgiven. According to the rules of the SBA, we are required to retain PPP Loan documentation for six years after the date the loan is forgiven or repaid in full, and permit authorized representatives of the SBA, including representatives of its Office of Inspector General, to access such files upon request. Should the SBA conduct such a review and reject all or some of the our judgments pertaining to satisfying PPP Loan eligibility or forgiveness conditions, wey may be required to adjust previously reported amounts and disclosures in the financial statements. To date, we have financed our operations primarily through private equity financings, grant awards, and fees generated from clinical trial revenue and contract manufacturing services. There are no assurances that we will be able to continue to finance operations through these means, and our inability to generate sufficient revenue in the near term may have an adverse impact on our business, operations and prospects.

We have a history of losses and may not be able to achieve profitability going forward.

We have experienced significant losses since inception and, at December 31, 2020, had an accumulated deficit of approximately $26.8 million. We expect to incur additional losses in the future and expect the cumulative losses to increase. There is no assurance that operating expenses will remain at current levels, nor that our grant revenues will fund our clinical programs. In such event, we will not have sufficient cash flow to meet our obligations or make progress in our clinical programs, and will need to raise additional capital to provide sufficient funding.

We have been funded in part by government and non-profit association grant awards, which is not a guaranteed source of future funding.

The funding of government programs is dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, and changes in national health and welfare priorities, all of which are inherently uncertain and may be affected by changes in U.S. government policies resulting from various political and military developments. Our continued receipt of government and non-profit association funding is also dependent on the ability to adhere to the terms and provisions of the original grant and contract documents and other regulations. We can provide no assurance that we will receive or continue to receive funding for grants and contracts that we have been awarded. The loss of government funds or non-profit association grant awards could have a material adverse effect on our clinical programs and on our business, financial condition, and results of operations. For additional detail regarding the grant awards, we have received from governmental and non-profit associations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Grant Awards” on page 76 of this report.

The use of our product candidates or future products in individuals may expose us to product liability claims, and we may not be able to obtain adequate product liability insurance.

Because of the nature of our products, we face an inherent risk of product liability claims. None of our product candidates have been widely used over an extended period of time, and therefore our safety data are limited. We derive the raw materials for our product candidates from human donor sources, the manufacturing process is complex, and the handling requirements are specific, all of which increase the likelihood of quality failures and subsequent product liability claims. We will need to increase our insurance coverage if and when we receive approval for and begin commercializing our product candidates. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Whether or not we are ultimately successful in any product liability litigation, such litigation either before or after product approval and marketing could consume substantial amounts of our financial and managerial resources and could result in, among other things:

●	significant awards against us;

●	substantial litigation costs;

●	recall of products or termination of clinical trials;

●	FDA withdrawal of marketing approval of products or suspension or revocation of an investigational new drug application (IND) for a product candidate;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	withdrawal of clinical trial sites or investigators; or

●	adverse regulatory action.

Any of these results could have a material adverse effect on our business, financial condition, and results of operations.

Public health threats, including those related to the novel strain of coronavirus, SARS-CoV-2 (which causes the disease now called COVID-19), have had, and could continue to have an adverse effect on our operations.

Public health threats have, and could continue to, adversely affect our ongoing or planned research and development activities. In particular, SARS-CoV-2, which causes the disease now called COVID-19, was first reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On January 31, 2020, the Secretary of Health and Human Services (HHS) issued a Public Health Emergency determination in response to the spread of COVID-19. A Public Health Emergency determination remains in effect for 90 days and can be renewed for additional 90-day periods, which the Secretary of HHS has since done multiple times. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly.

The COVID-19 pandemic has caused reduced participation in our Bahamas Registry Trial, which primarily enrolls older individuals, due to both travel restrictions and a general unwillingness of participants to travel. Starting on July 22, 2020, the Bahamian government halted travel from the U.S. into The Bahamas, which resulted in the temporary cessation of participation in The Bahamas Registry Trial. When the pandemic began to emerge in the U.S., most of our ongoing clinical trials had completed enrollment, however a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because we primarily enroll elderly subjects in our trials, who are at particular risk for poor outcomes related to COVID-19 infection, we have experienced some disruption in executing the follow-up visits in our protocols. These disruptions were due to a number of reasons that include an unwillingness of the subject to leave their residence to visit the hospital or clinic, the inability to leave their residence due to regional “stay-at-home” orders, and temporary clinical site closures. We have attempted to mitigate this disruption by conducting remote visits where feasible (telemedicine), arranging for in-home visits for phlebotomy in order to collect blood samples and perform protocol-specific assessments if feasible, and amending protocols to increase the window of time for follow-up visits. In spite of these efforts, several subjects either missed their scheduled follow up visit, had their follow up visit outside of the protocol-defined window of time, or dropped out of the trial prior to completing. While we believe the number of instances where a visit was missed completely is small, we cannot predict whether this will have a material impact on our clinical results in the future. If too many subjects drop out or the protocol is no longer effective, we may have to restart the clinical trial entirely.

We cannot presently predict the scope and severity of any other potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others.

Risks Related to Intellectual Property

If our trade secret and patent position does not adequately protect our products and uses, others could compete against us more directly, which could harm our business and have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in large part, on our ability to obtain and maintain intellectual property protection for our product candidates. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions, and continues to be the subject of much litigation. Our trade secrets attempt to bridge the gap that threatens patent exclusivity for the protection of products derived from MSCs. Our trade secrets also remain valid and enforceable without regard to limitations such as term restrictions that are imposed on patents. Our trade secrets and know-how are the subject of various license agreements and confidentiality agreements as further discussed below.

The claims of existing U.S. and foreign patent applications and patents, and those patents that may issue in the future, or those to be licensed to us, that are owned by the Company or under an obligation of assignment to the Company, may not confer on us significant commercial protection against competing products. Furthermore, to the extent that the Company owns or is assigned or licenses patent rights covering its business, third parties may challenge or design around those patent rights, such as by asserting that the patents are invalid or arguing that the patent claims should be narrowly construed, and thereby avoid infringement actions.

Our patent applications on MSC technology, in particular, include claims directed to therapeutic uses and kits comprising MSCs. Patents with such claims tend to be more vulnerable to challenge by other parties than patents with extremely narrow claims. Also, our pending patent applications may not issue, may issue with substantially narrower claims than currently pending claims, or we may not receive any additional patents. Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our patents might not contain claims that are sufficiently broad to prevent others from practicing our technologies or from competing with us with their own stem cell technology in the fields of interest to us.

Although the Company has obligations of assignment and has been assigned patents and patent applications concerning the stem cell products and their uses, none of those patents or presently pending applications has granted claims or pending claims that, if granted, would prevent a third party from commercializing their own allogeneic stem cell therapy for those indications that we are studying. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property.

Control over patented technology requires the Company to obtain formal assignment of patents and applications from third parties. Although the Company believes it has contracts requiring formal assignment of the patent properties in its patent portfolio, there is risk that the inventors and research partners now of record as owning these patent properties will refuse to execute documents confirming assignment of their rights to the Company or that litigation will be required to compel the execution of those documents. In the meantime, those inventors and research partners may claim to be co-owners of some of the patent portfolio.

Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. To the extent our product candidates based on that technology are not commercialized ahead of this patent expiration, to the extent we have no other patent protection on such products, or to the extent that regulatory or patent extensions are not granted, those products might not have the robust protection we currently expect to enjoy. The background technologies used in the development of our product candidates are known in the scientific community, and it may be possible to duplicate the methods we use to create our product candidates, which makes us vulnerable to competition, without the ability to exclude others from potentially commercializing a similar product.

If certain license agreements are terminated, our ability to continue clinical trials and commercially market products could be adversely affected.

We are a party to various agreements that give us rights to use specified technologies applicable to research, development, and commercialization of our product candidates. If these agreements are voided or terminated, our product development, research, and commercialization efforts may be altered or delayed. Certain aspects of our technology rely on inventions developed using university or other third-party resources. The universities or third parties may have certain rights, as defined by law or applicable agreements, and may choose to exercise such rights. If we fail to comply with any terms or provisions of these agreements, our rights and our access to the universities’ or third parties’ resources could be terminated. The Exclusive License Agreement with the University of Miami dated November 20, 2014, as amended on December 11, 2017, requires the Company to pay fees and royalties and to make commercially reasonable efforts to achieve milestones. The University of Miami may terminate the Exclusive License Agreement for material breach if the fees, royalties, or milestones are not met, or an extension to achieve the milestones is not agreed upon.

Some of our employees, including but not limited to Dr. Hare, are employed by third party employers in addition to their employment by the Company. Such employees may owe obligations to the third-party employers related to that employment. Those third-party employers may assert that they are entitled to assignment of some or all rights of new inventions made by such employees. If we are unable to conclusively prove that we are entitled to assignment of those rights, we may be required to negotiate co-ownership to or a license of those rights, if such an arrangement is available at all.

If we are unable to protect the confidentiality of our proprietary information, trade secrets, and know-how, our competitive position could be impaired and our business, financial condition, results of operations, and prospects could be adversely affected.

As disclosed above, some aspects of our technology, especially regarding manufacturing processes, are unpatented and maintained by us as trade secrets. In an effort to protect these trade secrets, we require our employees, consultants, collaborators, and advisors to execute confidential disclosure agreements before the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators, or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third-party claims of intellectual property infringement may prevent or delay our product development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates, methods of making product candidates, and methods of using product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. We are aware of several U.S. patents held by third parties covering potentially similar or related products and their manufacture and use. Generally, conducting clinical trials and other acts relating to FDA approval are not considered acts of infringement in the United States. If and when Lomecel-B MSCs are approved by the FDA, third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid.

Additionally, there may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. Some of those patent applications may not yet be available for public inspection. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held not infringed, unpatentable, invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held not infringed, unpatentable, invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. They might seek an exclusion order from the International Trade Commission to prevent import of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We may become involved in lawsuits to protect or enforce our patents or the patents of our collaborators or licensors, which could be expensive and time consuming.

Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how, or to determine the scope and validity of the proprietary rights. Litigation, opposition, or other patent office proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our technology, trade secrets, or know-how, we may be unable to operate profitably. Competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file infringement claims to protect our proprietary rights, which can be expensive and time-consuming, particularly for a company of our size. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or is unenforceable, or may refuse to enjoin the other party from using the technology at issue. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly. Litigation or other patent office proceedings may fail and, even if successful, may result in substantial costs and distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, though we would seek protective orders where appropriate, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If investors perceive these results to be negative, the market price for our Class A common stock could be significantly harmed.

The biotechnology industry, including our fields of therapeutic interest, is highly competitive and subject to significant and rapid technological change. Accordingly, our success may depend, in part, on our ability to respond quickly to such change through the development and introduction of new products. Our ability to compete successfully against currently existing and future alternatives to our product candidates and systems and competitors who compete directly with us in the biopharmaceutical industry may depend, in part, on our ability to attract and retain skilled scientific and research personnel, develop technologically superior products, develop competitively priced products, obtain patent or other required regulatory approvals for our products, and be early entrants to the market and manufacture, market, and sell our products, independently or through collaborations. If a third party were to commercialize a competitive product, there is no assurance that we would have a basis for initiating patent infringement proceedings or that, if initiated, we would prevail in such proceedings.

If our product candidates are approved by the FDA, then potential competitors who seek to introduce generic versions of our product candidates may seek to take advantage of the abbreviated approval pathway for biological products shown to be biosimilar to or interchangeable with our product candidates. The Biologics Price Competition and Innovation Act of 2009 might permit these potential competitors to enter the market using a shorter and less costly development program for a biosimilar product that competes with our products.

If the Company’s intellectual property has not all been properly assigned to the Company, our business, financial condition, results of operation, and prospects could be adversely affected.

While the Company believes that each patent application or patent has already been assigned or, if it has not yet been formally assigned, is under an obligation to be assigned to the Company either through direct employment agreements between the Company and the inventors, or through research agreements with a third party and the Company, if such is not the case, our business, financial condition, results of operations, and prospects could be adversely affected.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;

●	we or our licensors might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;

●	we or our licensors might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	some or all of our licensors’ pending patent applications may not lead to issued patents;

●	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets or in commercial markets where we do not have patent rights;

●	we may not develop additional proprietary technologies that are patentable; and

●	the patents of others may have an adverse effect on our business.

Should any of these events occur, it could significantly harm our business, results of operations and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our Class A common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In September 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of that we also made even if we had made the invention before the invention was made independently by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review (PGR), inter partes review (IPR), and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a patent claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or licensors’ patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our licensors’ ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the term of a patent, and the protection it affords, are limited. Even if patents directed to our product candidates are obtained, once the patent term has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of product candidates, patents directed to our product candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we or our licensors do not obtain patent term extension for our product candidates and/or methods of their use, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates and their methods of use, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, or the Biologics Price Competition and Innovation Act of 2009. These laws permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended.

Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Patent term extension may also not be granted because the product candidates and/or methods of use are determined not to be the first permitted marketing or use of those drug candidates in the jurisdiction in question, or patent term extension may not be granted because the product candidates and/or methods of use are determined not to constitute an “active ingredient” or use of an “active ingredient” that is eligible for patent term extension. Moreover, if patent term extension is granted then the additional time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although we have in-licensed issued patents and pending patent applications in the United States and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our in-licensed inventions in all countries outside the United States or from selling or importing products made using our in-licensed inventions in and into the United States or other jurisdictions. Competitors may use our in-licensed technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our or our licensors patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our or our licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ patents at risk of being invalidated or interpreted narrowly and our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our or our licensors’ efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on third parties to pay these fees when due. Additionally, the USPTO and various foreign patent office’s require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Regulatory Approval and Other Government Regulations

If we are not able to successfully develop and commercialize our product candidates and obtain the necessary regulatory approvals, we may not generate sufficient revenues to continue our business operations.

To generate sales revenue from our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate that our product candidates are safe and effective and we must obtain required regulatory approvals. Our early-stage product candidates may fail to perform as we expect. Moreover, our product candidates in later stages of development may fail to show the required safety and effectiveness for approval despite having progressed successfully through preclinical or initial clinical testing. We may need to devote significant additional research and development, financial resources, and personnel to develop commercially viable products. If our product candidates do not prove to be safe and efficacious in clinical trials, we will not obtain the required regulatory approvals. If we fail to obtain such approvals, we may not generate sufficient revenues to continue our business operations.

Even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers, and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market or a withdrawal of the approved application by the FDA. Furthermore, FDA may require post-approval studies or other commitments from us, and failure to comply with or meet those commitments could result in withdrawal of the approved application by FDA. Regulatory agencies may also establish additional regulations, policies, or guidance that could prevent or delay regulatory approval of our product candidates.

We cannot market and sell our product candidates in the United States or in other countries if we fail to obtain the necessary regulatory approvals.

We cannot sell our product candidates until regulatory agencies grant marketing approval. The process of obtaining regulatory approval is lengthy, expensive, and uncertain, and the legal requirements for obtaining approval may change. It is likely to take several years to obtain the required regulatory approvals for our lead signaling cell product candidates, or we may never gain the necessary approvals. Any difficulties that we encounter in obtaining regulatory approval may have a substantial adverse impact on our operations. Moreover, because our product candidates are all based on only three platform technologies, any adverse events in any of our clinical trials for one of our product candidates could negatively impact the clinical trials and approval process for our other product candidates.

The pathway to regulatory approval for MSCs may be more complex and lengthier than for approval of a new conventional drug. Similarly, to obtain approval to market our cell products outside of the United States, we, together with our collaborative partners, will need to file appropriate applications and submit clinical data concerning our product candidates and receive regulatory approval from governmental agencies, which in certain countries includes approval of the price we intend to charge for our product. We may encounter delays or rejections if changes occur in regulatory agency regulations, policies or guidance during the period in which we develop a product candidate or during the period required for review of any application for regulatory agency approval. If we are not able to obtain regulatory approvals for use of our product candidates under development, we will not be able to commercialize such products, and therefore may not be able to generate sufficient revenues to support our business.

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA and other regulatory authorities may be delayed or denied.

The completion of our clinical trials may be delayed or terminated for many reasons, including, but not limited to, if:

●	the FDA does not grant INDs to test the product candidates in humans;

●	the FDA does not grant, or suspends, permission to proceed and places the trial on clinical hold;

●	we are not able to identify sufficient clinical trial sites and/or clinical trial investigators to begin or complete a trial;

●	subjects do not enroll in our trials at the rate we expect;

●	subjects experience an unacceptable rate or severity of adverse side effects;

●	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Current Good Clinical Practice (cGCP) and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

●	inspections by the FDA or Institutional Review Boards (IRBs) of clinical trial sites at research institutions participating in our clinical trials find regulatory violations that require us to undertake corrective action, suspend, or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

●	one or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

Our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate, or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA.

Final marketing approval of our product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which could adversely affect our ability to generate operating revenues.

Final marketing approval for our product candidates may be delayed, limited, or denied if, among other factors:

●	we are unable to satisfy the significant clinical testing required to demonstrate safety and effectiveness of our product candidates before marketing applications can be filed with the FDA;

●	FDA does not agree with our interpretation of data obtained from preclinical and nonclinical animal testing and clinical trials, even though the data can be interpreted in different ways;

●	we fail at any stage of the development and testing of our product candidates, which may take years to complete;

●	we receive negative or inconclusive results or reports of adverse side effects during a clinical trial; or

●	the FDA requires us to expand the size and scope of the clinical trials.

If marketing approval for our product candidates is delayed, limited, or denied, our ability to market products, and our ability to generate product sales, could be adversely affected.

Alzheimer’s disease has failed every attempt at drug approval, and we have not had success to date in developing Alzheimer’s disease therapeutics.

Despite billions of dollars invested by the biopharmaceutical industry in research programs to develop novel therapeutics for AD, no FDA approved treatments have been developed. Many new types and classes of drugs have been developed and tested in AD, including monoclonal antibodies, g-secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme (BACE) inhibitors, receptor for advanced glycation end-products (RAGE) inhibitors, nicotinic agonists, serotonin subtype receptor (5HT6) antagonists, and others. All of these scientific programs have failed in clinical testing. Moreover, we have not had any success to date in developing therapeutics for AD, and may never do so.

We may not be able to secure and maintain research institutions to conduct our clinical trials.

We rely on research institutions to conduct our clinical trials. Specifically, the limited number of bone marrow transplant centers further heightens our dependence on such research institutions for our Phase 3 clinical trials. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreement with suitable research institutions on acceptable terms, or if any resulting agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. Even if we do replace the institution, we may incur additional costs to conduct the trial at the new institution. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation.

Even if approved for commercial sale, we may be required to conduct Phase 4 clinical trials or comply with other post-marketing requirements for the products. Even if we obtain approval of a product, we can only market the product for the approved indications. After granting marketing approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers, and manufacturing facilities, creating additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish different or additional regulations that could impact the post-marketing status of our products.

Our business involves the use of hazardous materials that could expose us to environmental and other liability.

We have contract facilities in Florida that are subject to various local, state, and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms, and various radioactive compounds used in connection with our research and development activities. In the United States, these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act, and the Resource Conservation and Recovery Act. We cannot guarantee that accidental contamination or injury to our employees and third parties from hazardous materials will not occur. We do not have insurance to cover claims arising from our use and disposal of these hazardous substances other than limited clean-up expense coverage for environmental contamination due to an otherwise insured peril, such as fire.

Risks Related to Our Dependence on Third Parties

We rely on third parties to provide us with supplies to produce our product candidates. Any problems experienced by these third parties could result in a delay or interruption in the supply of our product candidates for our clinical trials and future approved products to our customers, which could have a material negative effect on our business.

We rely on third parties to provide us with supplies to produce our product candidates. If the operations of these third parties are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill our supply and product candidate needs. Any prolonged disruption in the operations of third parties could have a significant negative impact on our ability to produce our product candidates for pre-clinical and clinical trials or sell our future approved products, could harm our reputation and could cause us to seek other third-party contracts, thereby increasing our anticipated development and commercialization costs. In addition, if we are required to change third parties for any reason, we will be required to verify that the new third parties maintain facilities and procedures that comply with quality standards required by the FDA and with all applicable regulations and guidelines. The delays associated with the verification of a new third party could negatively affect our ability to develop product candidates or receive approval for any product candidates in a timely manner.

We are currently dependent upon third parties for services and raw materials needed for the manufacture of our product candidates, and if these products are successfully commercialized, may become dependent upon third parties for product distribution. If any of these third parties fail or are unable to perform in a timely manner, our ability to manufacture and deliver could be compromised.

To produce our product candidates for use in clinical studies, and to produce any of our product candidates that may be approved for commercial sale, we require biologic media, reagents, and other highly specialized materials in addition to the bone marrow aspirate used in the manufacture of our product candidates. These items must be manufactured and supplied to us in sufficient quantities and in compliance with the regulations governing GMP and Current Good Tissue Practice (cGTP) promulgated by the FDA. To meet these requirements, we have entered into supply agreements with firms that manufacture these components to meet GMP and cGTP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our product candidates.

In addition, as we proceed with our clinical trial efforts, we must be able to demonstrate to the FDA that we can manufacture our product candidates with consistent characteristics. While we currently produce our product candidates in our own facility, scaling up the manufacturing process would require us to develop a larger facility, which could require significant time and capital investments to conform to applicable manufacturing standards, or outsource manufacturing, which would cause us to be materially dependent on these suppliers for supply of GMP- and cGTP-grade components of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical components. If we are not able to obtain adequate supplies of these items of consistent quality from our third-party suppliers, it will also be more difficult to manufacture commercial quantities of our product candidates that are approved for commercial sale.

In addition, if one or more of our product candidates is approved for commercial sale, we intend to rely on third parties for their distribution. Proper shipping and distribution require compliance with specific storage and shipment procedures (e.g., prevention of damage to shipping materials and prevention of temperature excursions during shipment). Failure to comply with such procedures will necessitate return and replacement, potentially resulting in additional cost and causing us to fail to meet supply requirements.

Use of third-party manufacturers may increase the risk that we will not have adequate quantities of our product candidates.

We may use a third-party manufacturer to supply our product candidates for clinical trials or other uses at some point. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured such components ourselves, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party; and

●	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

Future contract manufacturers are or will be subject to all of the risks and uncertainties that we would have if we manufactured the product candidates on our own. Similar to us, they are subject to ongoing, periodic, and unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with GMP and cGTP regulations and other governmental regulations and corresponding foreign standards. Although we do not control compliance by our contract manufacturers with these regulations and standards, we—as the manufacturer—assume the liabilities for our contract manufacturers’ non-compliance. Our future contract manufacturers might not be able to comply with these regulatory requirements. If our third-party manufacturers fail to comply with applicable regulations, the FDA or other regulatory authorities could impose penalties on us, including fines, injunctions, civil penalties, consent decrees, compliance with FDA’s Application Integrity Policy, issuance of warning or untitled letters, denial of marketing approval of our product candidates, delays, suspensions, or withdrawals of approvals, license revocation, seizures or recalls of product candidates or our other products, operating restrictions, and criminal prosecutions. Any of these actions could significantly and adversely affect supplies of our product candidates or other products and could have a material adverse effect on our business, financial condition, and results of operations.

If we decide to use third-party manufacturers in the future, they will likely be dependent upon their own third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

The operations of any future third-party manufacturers will likely be dependent upon their own third-party suppliers. A supply interruption or an increase in demand beyond a supplier’s capabilities could harm the ability of any future manufacturers to manufacture our product candidates or intended products until the manufacturer identifies and qualifies new sources of supply. Reliance on these third-party manufacturers and their suppliers could subject us to a number of risks that could harm our business, including:

●	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

●	failure of third-party manufacturers or suppliers to comply with their own legal and regulatory requirements;

●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

●	a lack of long-term supply arrangements for key components with our suppliers;

●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

●	difficulty and cost associated with locating and qualifying alternative suppliers for components in a timely manner;

●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

●	delay in delivery due to suppliers prioritizing other customer orders over ours or those of our third-party manufacturers;

●	damage to our brand reputation caused by defective components produced by the suppliers; and

●	fluctuation in delivery by the suppliers due to changes in demand from us, our third-party manufacturers or their other customers.

Any interruption in the supply of components of our product candidates or future products or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demands of our clinical trials or of our future customers, which would have an adverse effect on our business.

We will depend on third-party distributors in the future to market and sell our future products which will subject us to a number of risks.

We will depend on third-party distributors to sell, market, and service our future products in our intended markets. We are subject to a number of risks associated with reliance upon third-party distributors including:

●	lack of day-to-day control over the activities of third-party distributors;

●	failure of the third-party distributors to comply with their own legal and regulatory requirements;

●	third-party distributors may not commit the necessary resources to market and sell our future products to our level of expectations;

●	third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us; and

●	disagreements with our future distributors could result in costly and time-consuming litigation or arbitration which we could be required to conduct in jurisdictions with which we are not familiar.

If we fail to establish and maintain satisfactory relationships with our future third-party distributors, our revenues and market share may not grow as anticipated, and we could be subject to unexpected costs which could harm our results of operations and financial condition.

The successful commercialization of our current or future product candidates will depend on obtaining reimbursement from government and third-party payors.

If we successfully develop and obtain necessary regulatory approvals, we intend to sell our product candidates in countries such as the United States and Japan. In the United States, the market for any pharmaceutical product is affected by the availability of reimbursement from government and third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations, and pharmacy benefit management companies. MSC therapies may be expensive compared with conventional pharmaceuticals, due to the higher cost and complexity associated with the research, development, and production of product candidates, the small size and large geographic diversity of the target patient population for some indications, and the complexity associated with distribution of signaling cell therapies which require special handling, storage, and shipment procedures and protocols. This, in turn, may make it more difficult for us to obtain adequate reimbursement from government and third-party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Government and third-party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate.

In some other countries where we may seek to market our products, such as Japan, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our potential future collaborators may be required to conduct one or more clinical trials that compare the cost effectiveness of our product candidates or products to other available therapies. Conducting one or more additional clinical trials would be expensive and could result in delays in commercialization of our product candidates.

Managing and reducing health care costs has been a general concern of federal and state governments in the United States and various foreign governments. Although we do not believe that any recently enacted or presently proposed legislation in any jurisdictions in which we currently operate should impact our business based on our current model, we might be subject to future regulations or other cost-control initiatives that materially restrict the price we would receive for our products. In addition, government and third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and many limit reimbursements for newly approved health care products. In particular, government and third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price for products that we may develop, which could result in lower product revenues to us.

We may enter into arrangements with third-party collaborators to help us develop our product candidates and commercialize our products, and our ability to commercialize such products may be impaired or delayed if collaborations are unsuccessful.

We are parties to various collaborations with third parties, and may enter into additional collaborations in the future. We are dependent upon the success of our current and any future collaborators in performing their responsibilities in connection with the relevant collaboration. If we fail to maintain these collaborative relationships for any reason, we would need to perform the activities that we currently anticipate would be performed by our collaborators on our own at our sole expense. This could substantially increase our capital needs, and we may not have the capability or financial capacity to undertake these activities on our own, or we may not be able to find other collaborators on acceptable terms, or at all. This may limit the programs we are able to pursue and result in significant delays in the development, sale, and manufacture of our product candidates and products, and may have a material adverse effect on our business, financial condition, and results of operations.

Our dependence upon our current and potential future collaborations exposes us to a number of risks, including that our collaborators (i) may fail to cooperate or perform their contractual obligations, including financial obligations, (ii) may choose to undertake differing business strategies or pursue alternative technologies, or (iii) may take an opposing view regarding ownership of clinical trial results or intellectual property.

Due to these factors and other possible events, we could suffer delays in the research, development, or commercialization of our product candidates and future products or we may become involved in litigation or arbitration, which could be time consuming and expensive. We additionally may be compelled to split revenue with our collaborators, which could have a material adverse effect on our business, financial condition, and results of operations.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

From time to time, we may evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products or product candidates, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products or product candidates of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party to receive marketing approvals for their existing products or product candidates; and

●	our inability to generate revenue from acquired technology, product candidates and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data. These results and related findings and conclusions are based on assumptions, estimations, calculations and conclusions, and are subject to change following the generation of additional data or a more comprehensive review of the data related to the particular study or trial. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we have reported interim data from our ongoing clinical trials, elsewhere in this report. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available or as subjects from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our Class A common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could have a material adverse effect on our business, financial condition, and results of operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

The U.S. FDA, Japanese PMDA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We may choose to conduct international clinical trials in the future. The acceptance of study data by the U.S. FDA, Japanese PMDA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to cGCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. The FDA may accept the use of some foreign data to support a marketing approval if the clinical trial meets certain requirements. Additionally, the FDA’s clinical trial requirements, including the adequacy of the subject population studied and statistical powering, must be met. Furthermore, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. In Japan, the PMDA is requiring us to conduct our Japanese Phase 2 trial in a Japanese population in order to demonstrate safety and efficacy in Japanese subjects. There can be no assurance that the FDA, PMDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its respective jurisdiction. If the FDA, PMDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of a product in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval in other jurisdictions.

Obtaining and maintaining regulatory approval of a product in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or PMDA grants marketing approval of a product, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Moreover, product types or regulatory classifications, as well as approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including different or additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fails to comply with the regulatory requirements in international markets or fails to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, an approved product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label, which is within their purview as part of their practice of medicine. If we are found to have promoted such off-label uses, however, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. The FDA may also issue a public warning letter or untitled letter to the company. If we cannot successfully manage the promotion of our future approved products, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA to obtain approval of a companion diagnostic test in connection with approval of any of our product candidates, and we do not obtain or face delays in obtaining FDA approval of a diagnostic test, we will not be able to commercialize such future approved product and our ability to generate revenue will be materially impaired.

If safe and effective use of any of our product candidates depends on the use of an in vitro diagnostic test that is not otherwise commercially available, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates if at all. According to FDA guidance, if the FDA determines that a companion diagnostic is essential to the safe and effective use of a novel therapeutic product or indication, then the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to its own regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities. The approval of a companion diagnostic as part of the therapeutic product labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If the FDA, PMDA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or after it obtains marketing approval, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for such product candidate. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of a product candidate or continued marketing of an approved product.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials of a product candidate or commercializing an approved product on a timely or profitable basis, if at all.

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through an expedited review program, and if we are unable to do so, then we could face increased expense to obtain, and delays in the receipt of, necessary marketing approvals.

We may in the future seek approval for one or more of our product candidates under one of the FDA’s expedited review programs for serious conditions. These programs are available to sponsors of therapies that address an unmet medical need to treat a serious condition. The qualifying criteria and requirements vary for each expedited program. Prior to seeking review under one of these expedited programs for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive marketing approval through an expedited review program.

There can be no assurance that, after our evaluation of the FDA’s feedback and other factors, we will decide to pursue one or more of these expedited review programs. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue one or more of these expedited programs, even if we initially decide to do so. Furthermore, FDA could decide not to grant our request to use one or more of the expedited review programs for a product candidate, even if the FDA’s initial feedback is that the product candidate would qualify for such program(s). Moreover, FDA can decide to stop reviewing a product candidate under one or more of these expedited review programs if, for example, the conditions that warranted expedited review no longer apply to that product candidate.

Some of these expedited programs (e.g., accelerated approval) also require post-marketing clinical trials to be completed and, if any such required trial fails, the FDA could withdraw the approval of the product. If one of our product candidates does not qualify for any expedited review program, then this could result in a longer time period to approval and commercialization of such product candidate, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace.

We may face difficulties from changes to current regulations and future legislation, both in the U.S. as well as in other foreign jurisdictions where we may be operating.

Existing regulations and regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges and attempts to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States that could impact our future business and operations, including those that may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our business, financial condition, and results of operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Although future measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain future marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, contract research organizations (CROs), third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS starting in 2022 information regarding payments and other transfers of value to physicians, certain other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state laws require biotechnology companies to report information on the pricing of certain drug products. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve on-going substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, temporary or permanent debarment, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Inadequate funding for the FDA and other government agencies, or future government shutdown and or furlough of government employees, or public health emergencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being reviewed or approved in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, the availability of industry-paid user fees, and statutory, regulatory, and policy changes. Average review times for product approvals at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including those resulting from the current COVID-19 global pandemic, may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, if a prolonged government shutdown and/or government employee furloughs were to occur, or if FDA’s response to a global pandemic such as COVID-19 diverts FDA resources and attention to other regulatory efforts, then the ability of the FDA to timely review and process our regulatory submissions could be significantly impacted, which could have a material adverse effect on our business, financial condition, and results of operations. Further, upon in our operations as a public company, future government shutdowns, furloughs or public health emergencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous and flammable materials, including chemicals and biological materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.

Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. Animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, or if the laws and regulations regarding animal testing otherwise change, our research and development activities may be interrupted, delayed or become more expensive.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the Securities and Exchange Commission (SEC) and Department of Justice (DOJ) have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

In addition, our products and technology may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products and technology, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely adversely affect our business.

Risks Related to Ownership of Our Class A Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our Class A common stock can be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

●	the timing and results of preclinical studies and clinical trials of our product candidates or those of our competitors;

●	the success of competitive products or announcements by potential competitors of their product development efforts;

●	regulatory actions with respect to our or our competitors’ product candidates or products;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	market conditions in the pharmaceutical and biotechnology sector;

●	changes in the structure of healthcare payment systems;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of our Class A common stock by us, our insiders or our other stockholders;

●	expiration of market stand-off or lock-up agreements; and

●	general economic, industry and market conditions.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our Class A common stock.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

In order to meet our operational goals, we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports, regarding us, our business or our market, our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. We do not currently have and may never obtain research coverage by securities or industry analysts. If no or few securities or industry analysts commence coverage of us, the stock price would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expense related to the ongoing development of our product candidates or future development programs;

●	results of clinical trials, or the addition or termination of clinical trials or funding support by us or potential future partners;

●	our execution of any collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under potential future arrangements or the termination or modification of any such potential future arrangements;

●	any intellectual property infringement, misappropriation or violation lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such approved products;

●	regulatory developments affecting our product candidates or future products, or those of our competitors; and

●	changes in general market and economic conditions.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Holders of our Class B common stock will control the direction of our business and such parties’ ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Two holders of our Class B common stock, Dr. Joshua Hare, our co-founder and Chief Scientific Officer, and DS MED LLC, a limited liability company controlled by a member of our Board, Don Soffer, own approximately 96.02% of the combined voting power of our Class A and Class B common stock as of March 30, 2021, with each share of Class A common stock entitling the holder to one (1) vote and each share of Class B common stock entitling the holder to five (5) votes, on all matters submitted to a vote of our stockholders. For so long as holders of Class B common stock continue to hold the shares, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, these holders will have significant influence with respect to our management, business plans and policies. In particular, for so long as the Class B common stock remains outstanding, the holders may be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Class A common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements; and

●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards and, therefore, our financial statements may not be comparable to other public companies that comply with public company effective dates. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

The requirements of being a public company may strain our resources, result in more litigation and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations results in legal and financial compliance costs, makes some activities more difficult, time consuming or costly and increases demand on our systems and resources, including management. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

By disclosing information in this report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We do not currently intend to pay dividends on our Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation of the value of our Class A common stock.

We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of our Class A common stock, which is not certain.

Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our Class A common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

●	establish a classified board of directors so that not all members of our board are elected at one time;

●	permit only the board of directors to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	our dual class common stock structure, which provides certain affiliates of ours, including our co-founder and members of our Board, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;

●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting;

●	authorize our board of directors to amend the bylaws;

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

●	require a super-majority vote of stockholders to amend some provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our Class A common stock.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of fiduciary duty;

●	any action asserting a claim against us arising under the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;

●	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; and

●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. If a court were to find these exclusive-forum provisions in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Nothing in our certificate of incorporation precludes stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

We have never commercialized a product candidate, and we currently have no sales force, marketing or distribution capabilities, nor do any of our current employees have any experience in commercializing a regulated product. To achieve commercial success for our product candidates, which we may license to others, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize our future approved products on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our products and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our future approved products. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our future approved products, we may not generate revenues from them or be able to reach or sustain profitability.

In order to successfully implement our plans and strategies, we will need to grow our organization, and we may experience difficulties in managing this growth.

As of December 31, 2020, we had 12 full-time employees, two full-time consultants, and two part-time consultants. Of these full-time employees and consultants, 12 are engaged in research and development activities. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, including preclinical and clinical studies and investigations, as well as FDA, PMDA and other comparable foreign regulatory agencies’ review process for any current or future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize, any current or future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our current and future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our current and future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as HIPAA, Health Information Technology for Economic and Clinical Health Act and GDPR), it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

The net operating loss carryforwards, or NOLs, could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the Tax Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. It is uncertain if and to what extent various states will conform to the Tax Act. As of December 31, 2020, we did not have NOLs available.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States, including specifically in Japan, and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the FCPA or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 1951 NW 7th Avenue, Suite 520, Miami, Florida 33136. We rent approximately 15,000 ft2 of space, which includes our executive offices and GMP manufacturing facility, and research and development operations. See “Manufacturing” on page 20 of this report for additional details regarding our facilities.

Item 3. Legal Proceedings

The Company may become involved in various legal proceedings arising from its business activities. While management does not currently believe that the ultimate disposition of these matters will have a material adverse impact on the Company’s results of operations, cash flows, or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Holders

Our common stock is traded on The Nasdaq Capital Market under the under the symbol “LGVN.”

Holders of Common Stock

As of March 30, 2021, there were 16 and 4 holders of record of our Class A and Class B common stock, respectively, based on information provided by our transfer agent, Colonial Stock Transfer Co., Inc. As of such date, 3,254,077 shares of our Class A common stock and 15,702,834 shares of our Class B common stock were issued and outstanding.

Dividends

We have never declared nor paid any cash dividends, and currently intend to retain all our cash and any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our consolidated financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The information set forth under Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information” is incorporated herein.

Use of Proceeds

Net proceeds to us from our IPO, including a partial exercise of the over-allotment option by our underwriters, was approximately $27.0 million, based on the initial public offering price of $10.00 per share, and after deducting underwriting discounts and commissions and offering expenses.

As of the date of this 10-K, we cannot specify with certainty all of the particular uses for the net proceeds we received from our IPO. However, we currently intend to use the net proceeds we receive from the IPO as follows:

		Total
General and administrative and working capital purposes		$11,200,000
Expanding and optimizing our Manufacturing capabilities		$2,000,000
Research and development
Complete Phase 2b Frailty trial	$1,000,000
Support for the NHLBI-funded Phase 2 HLHS trial	$300,000
Complete Phase 1 ARDS trial	$1,000,000
Bahamas Treatment Registry Trial	$500,000
Initiate Phase 2 Japanese Aging Frailty trial	$2,200,000
Initiate Phase 2 Alzheimer’s Disease trial	$4,900,000
Initiate Phase 2/3 US Aging Frailty trial	$3,900,000
Total research and development		$13,800,000
Net proceeds		27,000,000

We believe that the proceeds of the IPO will be sufficient to complete currently ongoing clinical trials; however, we do not anticipate that the proceeds of this offering will be sufficient to complete any of the above-referenced trials we intend to initiate, and therefore additional funds will be needed to complete the proposed new clinical trials.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto and other financial information appearing elsewhere in this 10-K. This 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.” Readers are also urged to carefully review and consider these and other disclosures made by us which attempt to advise interested parties of the factors which affect our business.

Introduction and Overview

On February 12, 2021, as part of our IPO, our Class A common stock began to trade on the NASDAQ under the stock symbol “LGVN”. Pursuant to our IPO, we sold 2,660,000 shares of Class A common stock at an IPO price of $10.00 per share for aggregate gross proceeds of $26,600,000 prior to deducting underwriting discounts, commissions, and other offering expenses.

On March 15, 2021, we sold 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses, from the partial exercise of the over-allotment of the IPO by the underwriter.

We are a clinical stage biotechnology company developing cellular therapies for aging-related and life-threatening conditions. Our lead investigational product is Lomecel-B, which is derived from culture-expanded MSCs that are sourced from bone marrow of young healthy adult donors. We believe that by using the same cells that promote tissue repair, organ maintenance, and immune system function, we can develop safe and effective therapies for some of the most difficult disorders associated with the aging process.

We are currently sponsoring Phase 1 and 2 clinical trials in the following indications: Aging Frailty, AD, the Metabolic Syndrome, ARDS, and HLHS. Our mission is to advance Lomecel-B and other cell-based product candidates into Phase 3 (i.e. pivotal) trials for multiple indications, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

As of December 31, 2020, the U.S. FDA has authorized us to conduct six clinical trials evaluating Lomecel-B. We have completed five out of six of these studies, with the remaining currently ongoing study for ARDS anticipated to continue into 2022. Japan’s Pharmaceutical and Medical Device Agency (PMDA) approved a CTN submitted by the NCGG to conduct a Phase 2 study of Lomecel-B infusion in Japanese Aging Frailty subjects, and we expect this study to initiate in 2021. Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee. The Bahamas Registry Trial administers Lomecel-B to eligible participants at two private clinics in Nassau for a variety of indications. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in the Registry Trial.

Since our founding in 2014, we have focused the majority of our time and resources on the following: organizing and staffing our company, building, staffing and equipping a GMP manufacturing facility with research and development labs, business planning, raising capital, establishing our intellectual property portfolio, generating clinical safety and efficacy data in our selected disease conditions and indications, and developing and expanding our manufacturing processes and capabilities.

We manufacture all of our own product candidates for clinical trials. In 2017 we opened a manufacturing facility comprised of eight clean rooms, two research and development laboratories, and warehouse and storage space. We have supply contracts with multiple third parties for fresh bone marrow, which we use to produce our product candidate for clinical testing and research and development. From time to time, we enter into contract development and manufacturing contracts or arrangements with third parties who seek to utilize our product development capabilities.

When appropriate funding opportunities arise, we routinely apply for grant funding to support our ongoing research and since 2016 we have received approximately $16.0 million in grant awards ($11.9 million of which has been directly awarded to us and is recognized as revenue when the performance obligations are met) from the National Institute on Aging (NIA) of the National Institutes of Health (NIH), National Heart Lung and Blood Institute (NHLBI) of the NIH, the Alzheimer’s Association, and the Maryland Stem Cell Research Fund (MSCRF) of the Maryland TEDCO.

Impact of COVID-19 Pandemic

We continue to monitor how the COVID-19 pandemic is affecting our employees, business, and clinical trials. In response to the spread of COVID-19, we have instructed all employees who can perform their essential employment duties from home to do so. Our laboratory scientists, cell processing scientists and other manufacturing personnel continue to work from our GMP facility on a day-to-day basis, and as such cell production has been minimally impacted. When the pandemic began to emerge in the U.S., most of our ongoing clinical trials had completed enrollment, however a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because we primarily enroll elderly subjects in our trials, who are at particular risk for poor outcomes related to COVID-19 infection, we have experienced some disruption in executing the follow-up visits in our protocols. These disruptions were due to a number of reasons that include an unwillingness of the subject to leave their residence to visit the hospital or clinic, the inability to leave their residence due to regional “stay-at-home” orders, and temporary clinical site closures. We have attempted to mitigate this disruption by conducting remote visits where feasible (telemedicine), arranging for in-home visits for phlebotomy in order to collect blood samples and perform protocol-specific assessments if feasible, and amending protocols to increase the window of time for follow-up visits. In spite of these efforts, several subjects either missed their scheduled follow up visit, had their follow up visit outside of the protocol-defined window of time, or dropped out of the trial prior to completing. While we believe the number of instances where a visit was missed completely is small, we cannot predict whether this will have a material impact on our clinical results until the data from the trials are analyzed. If too many subjects drop-out or the protocol is no longer effective, we may have to restart the clinical trial entirely.

In July 2020 the Bahamian government halted travel from the U.S. into The Bahamas, which resulted in the temporary cessation of participation in The Bahamas Registry Trial. While this travel restriction has now been lifted, participation in the Registry Trial remains lower than anticipated, due in part to pandemic-related effects on international travel. We expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic concentration and continued spread of the disease, the duration of the pandemic, travel restrictions to and social distancing within the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, and the effectiveness of the global response to contain and treat the disease.

Components of Our Results of Operations

Revenue

We have generated revenue from three sources:

●	Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 we have been directly awarded approximately $11.9 million in grants, with details of these awards provided under the heading “Grant Awards” below.

●	The Bahamas Registry Trial. Participants in The Bahamas Registry Trial pay us a fee to receive Lomecel-B, imported by us into The Bahamas, and administered at one of two private medical clinics in Nassau. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms received from the National Stem Cell Ethics Committee, we are permitted to charge a fee for participation in the Registry Trial. The fee is recognized as revenue, and is used to pay for the costs associated with manufacturing and testing of Lomecel-B, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. Lomecel-B is considered investigational treatment in The Bahamas and not licensed for commercial sale.

●	Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities.

Cost of revenues

We record cost of revenues based on expenses directly related to revenue. For Grants we record allocated expenses for Research and development costs to a grant as a cost of revenues. For the Clinical trial revenue directly related expenses for that program are allocated and accrued as incurred. These expenses are similar to those described under “Research and development expense” below.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of royalty and license fees associated with our agreements with the UM, as well as attending and sponsoring industry, investment, organization and medical conferences and events.

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730 Research and Development, ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1. Those activities that should be identified as research and development, 2. The elements of costs that should be identified with research and development activities, and the accounting for these costs, and 3. The financial statement disclosures related to them. Research and Development. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including CROs and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

We currently do not carry any inventory for our product candidates, as we have yet to launch a product for commercial distribution. Historically our operations have focused on conducting clinical trials, product research and development efforts, and improving and refining our manufacturing processes, and accordingly, manufactured clinical doses of product candidates were expensed as incurred, consistent with the accounting for all other research and development costs. Once we begin commercial distribution, all newly manufactured approved products will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

We expect that our research and development expenses will increase in the future as we increase our headcount to support increased research and development activities relating to our clinical programs, as well as incur additional expenses related to our clinical trials.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include public company related expenses; legal fees relating to corporate matters; insurance costs; professional fees for accounting, auditing, tax and consulting services; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. We capitalized certain legal, professional and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the applicable equity financing was consummated. After consummation of an equity financing, these costs will be recorded in shareholders’ equity as a reduction of proceeds generated as a result of the offering.

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support increased administrative activities relating to our becoming a public company. We also expect to incur additional expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Other Income and Expenses

Interest income consists of interest earned on cash equivalents. We expect our interest income to increase due to the $27.1 million in net proceeds from our IPO. Other income consists of funds earned that are not part of our normal operations. In past years they have been primarily a result of tax refunds received for social security taxes as part of a research and development tax credit program.

Income Taxes

As of December 31, 2020, and 2019, we are treated as a partnership for federal and state income tax purposes. Consequently, we pass our earnings and losses through to our members based on the terms of our Operating Agreement. Accordingly, no provision for income taxes has been recorded for the years ended December 31, 2020 and 2019. As we convert from an LLC to a C corporation during, we may incur income taxes if we have earnings. At this time the Company has not evaluated the that impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The following table summarizes our results of operations for the year ended December 31, 2020 and 2019, together with the changes in those items in dollars:

	Year Ended December 31,		Increase
	2020	2019	(Decrease)
Revenues	$5,629,531	$5,639,466	$(9,935)
Cost of revenues	3,803,261	3,885,390	(82,129)
Gross profit	1,826,270	1,754,076	72,194
Expenses
General and administrative	2,731,174	2,774,953	(43,779)
Research and development	2,674,370	1,791,842	882,528
Selling and marketing	199,003	185,387	13,616
Total operating expenses	5,604,547	4,752,182	852,365

Loss from operations	(3,778,277)	(2,998,106)	(780,171)
Interest income	139	2,937	(2,798)
Interest expense	(6,541)	(169)	(6,372)
Other income	63,871	35,461	28,410
Net loss	$(3,720,808)	$(2,959,877)	$(760,931)

Revenues, Cost of Revenues and Gross Profit: Revenues for the year ended December 31, 2020 and 2019 were approximately $5,630,000 and $5,639,000, respectively. Revenues for the year ended December 31, 2020 were approximately $9,000 or less than 1% lower when compared to the same period in 2019, primarily due to a decrease in contract manufacturing revenue recorded in 2020, which was negatively impacted by COVID-19 pandemic. Grant revenue for the year ended December 31, 2020 and 2019 was $4,261,000 and $4,149,000, respectively. Grant revenue for the year ended December 31, 2020 was approximately $112,000 or 3% higher when compared to the same period in 2019. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the year ended December 31, 2020 and 2019 was $1,314,000 and $1,200,000, respectively. Clinical trial revenue for the year ended December 31, 2020 was approximately $114,000 or 10% higher when compared to the same period in 2019. Although clinical trial revenue, which is comprised of The Bahamas Registry Trial, was impacted by COVID-19 travel restrictions, revenue from that trial was still higher in 2020 when compared to the same period in 2019, due to increased participation in the Registry Trial. However, after the Bahamas lifted the COVID-19 travel restrictions, the amount of participation has been slow to develop as concerns for international travel continue. Contract manufacturing revenue for the year ended December 31, 2020 and 2019 was $55,000 and $291,000, respectively. Contract manufacturing revenue for the year ended December 31, 2020 was approximately $236,000 or 81% lower when compared to the same period in 2019, primarily due to COVID-19 related decrease in travel, which restricted the business development and marketing of these services.

Related cost of revenues was approximately $3,803,000 and $3,885,000 for the year ended December 31, 2020 and 2019, respectively. Cost of revenues for the year ended December 31, 2020 was approximately $82,000 or 2% lower when compared to the same period in 2019, due to lower cost of revenues for grants incurred in 2020. This resulted in a gross profit of approximately $1,826,000 for the year ended December 31, 2020, an increase of approximately $72,000 or 4% when compared with a gross profit of approximately $1,754,000 for the same period in 2019.

General and Administrative Expense: General and administrative expenses for the year ended December 31, 2020 decreased to approximately $2,731,000, compared to $2,775,000 for the same period in 2019. The decrease of approximately $44,000, or 2%, was primarily related to lower compensation and professional expenses incurred during the current period. For 2020, general and administrative expenses consisted primarily of rent, professional fees, insurance, and paid and accrued compensation costs.

Research and Development Expenses: Research and development expenses for the year ended December 31, 2020, increased to approximately $2,674,000, from approximately $1,792,000 for the same period in 2019. The increase of $882,000, or 49%, was primarily due to an increase in research and development expenses that were not reimbursable by grants. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants):

	Year Ended December 31,
	2020	2019
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$829,693	$421,237
Supplies and costs to manufacture Lomecel-B	352,080	184,596
Employee compensation and benefits	403,550	239,236
Equity-based compensation	11,160	35,186
Depreciation	722,481	694,620
Amortization	62,956	74,216
Travel	14,059	87,364
Other activities	278,391	55,387
	$2,674,370	$1,791,842

Selling and Marketing Expenses: Selling and marketing expenses for the year ended December 31, 2020 increased to approximately $199,000, compared to $185,000 for the same period in 2019. The increase of approximately $14,000, or 7% was primarily due to marketing fees recorded for our clinical programs and changes in our allocation of expenses.

Interest Income: Interest income for the year ended December 31, 2020 decreased to approximately $0, compared to $3,000 for the same period in 2019. The decrease of approximately $3,000, or 100%, was primarily related to non-recurring interest income earned and recorded in 2019.

Other Income: Other income for the year ended December 31, 2020, increased to approximately $64,000, compared to $35,000 for the same period in 2019. The increase of approximately $29,000 or 80% was primarily a result of tax refunds received for social security taxes as part of a research and development tax credit in 2019 and $54,000 in rental payments recorded from a sublease.

Net Loss: Net loss increased to approximately $3,721,000 for the year ended December 31, 2020, from a net loss of $2,960,000 for the same period in 2019. The increase in the net loss of $761,000, or 26%, was for reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented for the:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(2,363,904)	$(2,390,806)
Net cash used in investing activities	(261,500)	(125,048)
Net cash provided by financing activities	1,575,330	350,000
Net decrease in cash and cash equivalents	$(1,050,074)	$(2,165,854)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2020 was $2.4 million, consisting primarily of our net loss of $3.7 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses. Net cash used in operating activities for the year ended December 31, 2019 was $2.4 million, consisting primarily of our net loss of $3.0 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2020 was $0.3 million consisting of purchases of property and equipment and capitalized intangible costs. Net cash used in investing activities for the year ended December 31, 2019 was $0.1 million consisting of purchases of property and equipment and capitalized intangible costs.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2020 was $1.6 million consisting of: $1.1 million in net proceeds received from subscription of our Series C membership units issued prior to our 2021 corporate conversion event and $0.5 million from loans provided by the SBA. Net cash provided by financing activities for the year ended December 31, 2019 was $0.4 million consisting of proceeds received from subscription of our membership units issued prior to our corporate conversion event.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses as we advance the preclinical and clinical development of our programs. We expect that our sales, research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future programs and product candidates, contracting with CROs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

To date, we have financed our operations primarily through private equity financings, grant awards, and fees generated from the Bahamas Registry Trial, and contract manufacturing services. Since we were formed, we have raised approximately $56.1 million in gross proceeds from the issuance of equity. As of December 31, 2020, we had $0.8 million in cash and cash equivalents and working capital deficit of approximately $2.0 million. We have $0.5 million of indebtedness as of December 31, 2020 from loans provided by the Small Business Administration (SBA) and the Paycheck Protection Program (PPP). On March 4, 2021, the $0.3 million due for the PPP loan was forgiven. Revenue from our Bahamas Registry Trial, after the Bahamas lifted the COVID-19 travel restrictions, has been slowed due to continued concerns for international travel.

During the year ended December 31, 2020, we received $0.5 million from loans provided by the SBA. On September 15, 2020, we were awarded a $0.7 million grant from the Maryland Stem Cell Research Commission (TEDCO) for the use of our cell-based technology for ARDS due to COVID-19 and the Flu.

Capital in 2020

During the year ended December 31, 2020, we received $1.1 million from investors in exchange of 18,335 Series C membership units. These units were subsequently converted into shares of Class A Common Stock as part of our corporate conversion, as discussed below.

Capital in 2021

On February 12, 2021, as part of our IPO, our Class A common stock began to trade on the NASDAQ under the stock symbol “LGVN”. Pursuant to our IPO, we sold 2,660,000 shares of Class A common stock at an IPO price of $10.00 per share for aggregate gross proceeds of $26,600,000 prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, we granted the underwriters a 30-day option to purchase up to an additional 399,000 shares at the IPO price less the underwriting discounts and commissions. On March 15, 2021, the underwriters of our IPO partially exercised their over-allotment option to purchase an additional 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses, from the partial exercise of the over-allotment of the IPO by the underwriter. The underwriter also received warrants to purchase 106,400 Class A common stock shares. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six months from February 12, 2021, at a price of $12.00 per Class A common stock share.

Grant Awards

During the last several years we have been awarded several governmental and non-profit association grants. As of December 31, 2020, we have been awarded approximately $11.9 million, which is used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, is deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred, or supplies and materials are received. As of December 31, 2020, and 2019, the amount of unused grant funds that were available for us to draw was approximately $1.4 million and $4.6 million, respectively. The following table summarizes the grants awarded.

Longeveron Project	Funding Agency(1)	Total Amount ($)	Status of Award
Aging Frailty Phase 2b Trial	SBIR (DHHS) NIA	3,957,813	Ongoing
Aging Frailty Phase 2b Trial	SBIR (DHHS) NIA	283,040	Complete
Alzheimer’s Disease Phase 1 Trial(2)	Alzheimer’s Association	3,000,000	Ongoing
Alzheimer’s Disease Phase 1 Trial	Alzheimer’s Association	1,000,000	Complete
The Metabolic Syndrome Sub-Study	STTR (DHHS) NIA	150,000	Complete
The Metabolic Syndrome Sub-Study	STTR (DHHS) NIA	901,486	Ongoing
Aging Frailty Influenza Vaccine Trial (“HERA”)	Maryland TEDCO	750,000	Complete
HLHS Phase 1 Trial	Maryland TEDCO	750,000	Complete
HLHS Phase 2 Trial(3)	UG3 (DHHS) NHLBI	477,566	Ongoing
ARDS Phase 1(4)	Maryland TEDCO	650,000	Ongoing
Total		11,919,905

(1)	SBIR=Small Business Innovation Research programs; STTR=Small Business Technology Transfer programs; DHHS=Department of Health and Human Services; NIA = National Institute on Aging; NHLBI=National Heart, Lung, and Blood Institute.
(2)	Under the grant award agreement with the Alzheimer’s Association, we may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.
(3)	The HLHS Phase 2b clinical trial grant was awarded to the University of Maryland, and the trial will be conducted under our IND and will test Lomecel-B. The total award was $4.6 million, and we will receive approximately $0.5 million directly.

(4)	We have been notified by Maryland TEDCO that we have been awarded this grant; however, we have not yet received the first tranche of funds.

Terms and Conditions of Grant Awards

Grant projects are typically divided into periods (e.g., a three-year grant may have three one-year periods), and the total amount awarded is divided according to the number of periods. At pre-specified time points, which are detailed in the grant award notifications, we are required to submit interim financial and scientific reports to the granting agency totaling funds spent, and in some cases, detailing use of proceeds and progress made during the reporting period. After funding the initial period, receipt of additional grant funds is contingent upon satisfactory submission of our interim reports to the granting agency. In order to receive the remaining $0.6 in grant funds from the Alzheimer’s Association after December 31, 2020, we are required to continue to submit financial and scientific progress reports to the granting agencies that outlines spending and progress through the period.

Grant awards arise from submitting detailed research proposals to granting agencies, and winning a highly competitive and rigorous application review and process that is judged on the merits of the proposal. There are typically multiple applicants applying and competing for a finite amount of funds. As such we cannot be sure that we will be awarded grant funds in the future despite our past success in receiving such awards.

Funding Requirements

Our operating costs will continue to increase substantially for the foreseeable future in connection with our ongoing activities. In past years we have been able to fund a large portion of our clinical programs and our administrative overhead with the use of grant funding.

Specifically, our expenses will increase as we:

●	advance the clinical development of Lomecel-B for the treatment of several disease states and indications;

●	pursue the preclinical and clinical development of other current and future research programs and product candidates;

●	in-license or acquire the rights to other products, product candidates or technologies;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional personnel in research, manufacturing and regulatory and clinical development as well as management personnel;

●	seek regulatory approval for any product candidates that successfully complete clinical development; and

●	expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022.

We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs and results of our clinical trials for our programs for our cell-based therapies;

●	the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

Further, our operating results may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, grant awards, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements.

We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of Class A common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our biologic drug development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

As of December 31, 2020, we have $4,354,000 in operating lease obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material and they are not included in the table above.

We have not included milestone or royalty payments or other contractual payment obligations in the table above if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition, results of operations and liquidity are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Form 10-K, we believe that the following accounting policies are those most critical due to the judgments and estimates used in the preparation of our financial statements.

Intangible assets. Intangible assets include payments on license agreements with our co-founder and Chief Science Officer and the University of UM and legal costs incurred related to patents and trademarks. License agreements have been recorded at the value of cash consideration and/or membership units transferred to the respective parties when acquired. Payments on license agreements are amortized using the straight-line method over the estimated useful life of 20 years. Patents are amortized over their estimated useful life, once issued. We consider trademarks to have an indefinite useful life and evaluates them for impairment on an annual basis. Amortization expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to our clinical programs.

Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Management determined that there was no impairment of long-lived assets during the year ended December 31, 2020 and 2019.

Deferred revenue. The unearned portion of advanced grant funds and prepayments for clinical trial revenue, which will be recognized as revenue when we meet the respective performance obligations, has been presented as deferred revenue in our balance sheets. For the year ended December 31, 2020 and 2019, we recognized $542,000 and $408,000, respectively, of funds that were previously classified as deferred revenue.

Revenue recognition. We adopted ASC Topic 606, Revenue from Contracts with Customers, which establishes a single and comprehensive framework on how much revenue is to be recognized, and when, effective January 1, 2018. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will be recognized by a vendor when control over the goods or services is transferred to the customer.

We recognize revenue when performance obligations related to respective revenue streams are met. For Grant Revenue, we consider the performance obligation met when the grant related expenses are incurred, or supplies and materials are received. For clinical trial revenue, we consider the performance obligation met when the participant has received the therapy. For Contract Manufacturing Revenue, we consider the performance obligation met when the contractual obligation and / or statement of work has been satisfied.

Cost of revenues. We record cost of revenues based on expenses directly related to revenue. For grant revenue, we record allocated expenses for research and development costs to a grant as a cost of revenues. Expenses directly related to clinical trial revenue are allocated and accrued as incurred. These expenses are similar to as described in the Research and development expense note.

Research and development expense. Research and development costs are charged to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

Equity-based compensation. We account for equity-based compensation expense by the measurement and recognition of compensation expense for unit-based awards based on estimated fair values on the date of grant. The fair value of incentive awards are estimated at the date of the grant using a Black-Scholes option-pricing model.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, the most significant of which are the expected unit price volatility, the expected life of the option award, the risk-free rate of return, and dividends during the expected term. Because the option-pricing model is sensitive to changes in the input assumptions, different determinations of the required inputs may result in different fair value estimates for the incentive awards.

The Company estimates the fair value of its units by using the Black-Scholes option-pricing model. Volatility is a measure of the amount by which a financial variable, such as a unit price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of publicly traded companies that are similar in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted. The expected life is the period of time that the options granted are expected to remain outstanding. Incentive awards have a maximum term of ten years. The Company had insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

Supplementary Financial Statement Presentation

The following financial statements are presented for illustrative purposes and to provide transparency within the Form 10-K disclosure regarding the corporate conversion which occurred on February 11, 2021, as part of our IPO, whereby the Company converted from a Delaware limited liability company to a Delaware “C” corporation (the “Corporate Conversion”). These statements provide pro forma Balance Sheet as of December 31, 2020 and Statement of Operations for the year ended December 31, 2020, in each case assuming that the Company’s equity on and as of the relevant date had been converted from Series A units, Series B units and Series C units to shares of Class A common stock and Class B common stock.

BALANCE SHEETS

	December 31, 2020	December 31, 2020 Pro Forma (Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$815,800	$815,800
Accounts and grants receivable	420,651	420,651
Deferred offering costs	561,262	561,262
Prepaid expenses and other current assets	51,724	51,724
Total current assets	1,849,437	1,849,437
Noncurrent assets
Property and equipment, net	3,596,789	3,596,789
Intangible assets, net	1,547,499	1,547,499
Right-of-use (ROU) asset	2,069,539	2,069,539
Other assets	176,780	176,780
Total noncurrent assets	7,390,607	7,390,607
TOTAL ASSETS	$9,240,044	$9,240,044

LIABILITIES
Current liabilities
Accounts payable	$1,590,198	$1,590,198
Accrued expenses	1,541,503	1,541,503
Current portion of lease liability	510,639	510,639
Short-term note payable	38,390	38,390
Current portion of loans	138,879	138,879
Deferred revenue	10,000	10,000
Total current liabilities	3,829,609	3,829,609
Long-term liabilities
Long-term loans	311,511	311,511
Lease liability	3,141,857	3,141,857
Total long-term liabilities	3,453,368	3,453,368
TOTAL LIABILITIES	7,282,977	7,282,977
Commitments and contingencies
MEMBERS’ EQUITY / SHAREHOLDERS’ EQUITY
Total members’ equity Shareholders’ equity pro forma	1,957,067	-
Class A common stock, $0.001 par value per share: no shares authorized, issued and outstanding, actual; 84,295,000 shares authorized, pro forma and pro forma as adjusted; 338,030 shares issued and shares outstanding, pro forma	-	338
Class B common stock, $0.001 par value per share: no shares authorized, issued and outstanding, actual; 15,705,000 shares authorized, pro forma and pro forma as adjusted; 15,702,834 shares issued and shares outstanding, pro forma	-	15,703
Additional paid-in capital	-	28,833,887
Accumulated deficit	-	(26,892,861)
Total liabilities and members’ equity /shareholders’ equity	$9,240,044	$9,240,044

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2020 Pro Forma Unaudited
REVENUES
Grant revenue	$4,260,605	$4,260,605
Clinical trial revenue	1,313,500	1,313,500
Contract manufacturing revenue	55,426	55,426
Total revenues	5,629,531	5,629,531
Cost of revenues	3,803,261	3,803,261
Gross profit	1,826,270	1,826,270

OPERATING EXPENSES
General and administrative	2,731,174	2,731,174
Research and development	2,674,370	2,674,370
Selling and marketing	199,003	199,003
Total operating expenses	5,604,547	5,604,547
Loss from operations	(3,778,277)	(3,778,277)
OTHER INCOME AND (EXPENSES)
Interest income	139	139
Interest expense	(6,541)	(6,541)
Other income	63,871	63,871
Total other income and (expenses), net	57,469	57,469
NET LOSS	$(3,720,808)	$(3,720,808)
Basic and diluted net loss per share	-	$(0.23)
Basic and diluted weighted average common shares outstanding	-	16,023,349

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, which is a law intended to encourage funding of small businesses in the United States by easing many of the country's securities regulations. and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which generally is when a company has more than $700 million in market value of its reported class of stock held by non-affiliates and has been a public company for at least 12 months and have filed at least one Annual Report on Form 10-K.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited financial statements included elsewhere in this 10-K.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of approximately $0.8 million as of December 31, 2020. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-2 through F-18 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management did not identify material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. However, we do believe we can design and maintain more effective controls in 2021. These may include: additions to personnel and or consultants; and formalizing and improving our accounting policies, procedures and controls;

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 30, 2021:

Name	Age	Position
Executive Officers
Geoff Green, M.B.A.	47	Chief Executive Officer
Joshua M. Hare, M.D.	58	Co-Founder, Chief Science Officer, Chairman and Director
James Clavijo, M. Acc.	54	Chief Financial Officer and Treasurer
Paul Lehr, J.D.	53	International Executive Director, General Counsel, and Secretary

Non-Executive Employees
Anthony Oliva, PhD.	50	Senior Vice President of Scientific Affairs
Lisa McClain-Moss	50	Senior Director of Manufacturing

Non-Employee Directors
Donald M. Soffer	88	Director
Neil E. Hare	50	Director
Rock Soffer	38	Director
Douglas Losordo, M.D.(1)	64	Director
Erin Borger(1)	40	Director
Cathy Ross(1)	53	Director

(1)	Joined the Board as directors in February of 2021.

Executive Officers

Geoff Green (Chief Executive Officer) has been with Longeveron since 2016, first as Senior Vice President of Clinical Operations (2016 – 2018), and then as President and as Chief Executive Officer (2019 – present). Mr. Green is a versatile life sciences executive with over 20 years in leadership roles spanning clinical drug development, clinical operations, and business development. Prior to joining Longeveron, he was VP of Operations at Partikula, VP, Business Development & Clinical Affairs at Accu-Break Pharmaceuticals, President and Acting CEO of DOR BioPharma (now Soligenix (NAS: SNGX)), VP of Business Development & Operations at Heart Genomics, and Director of Clinical Affairs at Innovative Drug Delivery Systems. Early in his career he spent several years managing oncology clinical trials at Memorial Sloan-Kettering Cancer Center, and as a research associate at Paramount Capital, where he managed clinical trials for several portfolio companies. Mr. Green received a B.A. in biology from Kenyon College, and an M.B.A. from Barry University’s Andreas School of Business.

Joshua M. Hare, M.D., F.A.C.C., F.A.H.A. (Co-Founder, Chief Science Officer and Chairman) co-founded Longeveron in 2014 and has served on its Board of Directors and as its Chief Science Officer since that time. Longeveron obtained an exclusive license to cell production technologies developed by Dr. Hare at UM. Dr. Hare is a double boarded cardiologist (Cardiology and Advanced Heart Failure and Transplantation) and is the founding director of the Interdisciplinary Stem Cell Institute at the UM Miller School of Medicine. He has obtained in excess of $25 Million in funding from the National Institutes of Health over the past 15 years to support basic research of cell therapy strategies. He is also a recipient of the Paul Beeson Physician Faculty Scholar in Aging Research Award, and is an elected member of the American Association of Physicians, The American Society for Clinical Investigation, and is an elected Fellow of the American Heart Association. Dr. Hare has also served in numerous leadership roles at the American Heart Association and at the Center for Scientific Review of the National Institutes of Health. Dr. Hare is also a co-founder of Vestion, Inc., and Heart Genomics, LLC, companies that hold cardio-related intellectual property. He received a B.A. from the University of Pennsylvania, and his MD from The Johns Hopkins University School of Medicine, and completed fellowships at Johns Hopkins and Brigham and Women’s Hospital, and was a Research Fellow at Harvard Medical School.

James Clavijo (Chief Financial Officer) joined Longeveron in 2019. He has over 25 years of experience in executive, finance and accounting activities, including experience as a Chief Financial Officer for several pharmaceutical, healthcare and manufacturing companies. Mr. Clavijo’s experience has included building, leading and advising companies with strategic plans for pharmaceutical commercialization and manufacturing, negotiating licensing and drug development agreements, as well as advising companies with complex restructurings, mergers and acquisitions, capital market transactions, and system implementations. During 2018, Mr. Clavijo served as the Chief Financial Officer for Aeterna Zentaris (NASDAQ: AEZS). Prior to this, Mr. Clavijo served for two years as the Chief Financial Officer for Tri-source Pharma, a pharmaceutical company focused on procuring pharmaceutical products facing supply issues and supplying pharmaceutical products to veterinary markets. Since 2009, Mr. Clavijo, has also served as founder and principal of Barcelona Capital Partners, a consulting firm that provided Chief Financial Officer services, which include the preparation of regulatory filings with the Securities and Exchange Commission. Previously, Mr. Clavijo served for five years as the Chief Accounting Officer at Soligenix (NASDAQ: SNGX), a public biopharmaceutical company. In addition, Mr. Clavijo worked for Deloitte & Touche and was an Officer in the U.S. Army, serving for 13 years in active and reserve duty. Mr. Clavijo was licensed as a CPA in Florida from 2000-2011. He is licensed in Florida as a real estate/business agent since 2013. Mr. Clavijo received a B.A. in Chemistry (PreMed) from the University of Florida, a B.A. in Accounting from the University of Nebraska, and a Masters in Accounting from Florida International University.

Paul Lehr (International Executive Director, General Counsel and Secretary) joined Longeveron in 2016 and serves as General Counsel and Corporate Secretary as well as its International Executive Director, overseeing Longeveron’s international efforts and programs. Over the past 20 years, Mr. Lehr has held senior legal and executive positions in corporate, non-profit, and research settings. Mr. Lehr has also been an Executive Director of GroundUP Music, which organizes an annual music festival, since 2015. Mr. Lehr has also served since 2011 as CEO and co-founder of HeartGenomics, a biotech firm based on intellectual property Mr. Lehr licensed from the UM Miller School of Medicine. Mr. Lehr served as a law clerk for a United States Federal Judge and practiced law with experience in healthcare and business transactions and litigation at a leading Miami law firm for 5 years. Thereafter, Mr. Lehr focused his efforts in the cardiac rehabilitation field as President of a non-profit research foundation. With this research serving as the foundation of the for-profit arm of the cardiac rehabilitation program, Mr. Lehr negotiated a master franchise agreement with a leading Indian healthcare operator with 100+ facilities across India and the Middle East, then co-lead negotiations with the Centers for Medicare & Medicaid Services to successfully secure reimbursement of their residential intensive cardiac rehabilitation program. Mr. Lehr has held senior legal and executive positions in corporate as well as educational and not-for-profit settings. He earned his B.A. from Brown University, and his JD from University of Florida College of Law.

Non-Executive Employees

Anthony Oliva, Ph.D. (Senior Vice President of Scientific Affairs) has been with Longeveron since 2015. Dr. Oliva has over 20 years of basic and clinical research experience, has deep experience in regulatory affairs, and has been integral in leading Longeveron’s grant application and grant funding process. Prior to joining Longeveron, he held a faculty appointment at Florida International University. Dr. Oliva earned his B.A. in Biological Sciences from the University of Chicago, and his Ph.D. in Neuroscience from Baylor College of Medicine. He did his post-doctoral research at Oregon Health & Science University.

Lisa McClain-Moss (Vice President of Manufacturing) joined Longeveron in 2017. She has 20+ years of experience in the cell and gene therapy space including GMP cleanroom operations. During this time she was involved in the development, manufacturing and scale up of biopharmaceutical products including viral vectors such as vaccinia and retroviruses, H5N1 influenza seed stock for the WHO as well as seed stocks for multiple strains of influenza, rAAV, monoclonal antibodies and cell and tissue expansion and banking. From September 2007 to August 2017, she served as the Director of Manufacturing at Cognate Bioservices. While at Cognate she led manufacturing operations in a GMP environment as well as implementation of new client processes from technology transfer to finished final product. From March 1999 to August 2007, she served at St. Jude Children’s Research Hospital starting with the production of vectors for clinical trials to Therapeutics Production Section Head providing oversight for GMP operations. From 1993 to 1999 she was a microbiologist at C. E. Kord Animal Diagnostic Laboratory providing diagnostic testing for multiple animal species. Ms. McClain-Moss received her B.S. in Biology/Microbiology from Tennessee Technological University.

Non-Employee Directors

Donald M. Soffer, M.B.A. is a co-founder and investor in Longeveron. Mr. Soffer has also served on Longeveron’s Board of Directors since December of 2014. For the last 40+ years, Mr. Soffer has been one of the leading real estate developers in the country. In 1967, Mr. Soffer purchased 785 acres of swampland adjacent to the intra-coastal waterway in North Miami Beach, Florida (now Aventura, Florida) and began developing it. Mr. Soffer founded Turnberry Associates Inc. in 1977 and developed Turnberry Resort and Club and the Aventura Mall. Mr. Soffer has built major shopping centers in Florida and the Midwest, including the Greater Pittsburgh Merchandise Mart & Expo Center, the largest convention center between New York and Chicago. He holds a degree in Economics from Brandeis University.

Neil E. Hare, J.D. has served on Longeveron’s Board of Directors since September of 2015. Mr. Hare is the founder and president of Global Vision Communications, LLC, (GVC), a Washington, D.C.-based agency specializing in strategic communications, business development, branding and marketing. He is also a licensed attorney and is Of Counsel to the law firm of McCarthy Wilson LLP. Mr. Hare represents Fortune 500 companies, major trade associations, and Federal government agencies. He is an expert in small business policy, focusing on access to capital, and is a regular contributor to Forbes magazine. Previously, he served as vice president of Corporate Communications at the U.S. Chamber of Commerce, where he managed public policy awareness campaigns aimed at the Chamber’s three million members on issues such as tax and regulatory reform, market driven health care, energy, free trade, and expanded transportation and infrastructure. Mr. Hare received a J.D. from American University’s Washington College of Law and a B.A. in international relations from Tufts University.

Rock Soffer was elected to Longeveron’s Board of Directors in March 2020. Mr. Soffer is President, Special Project Division at Turnberry Associates, where he oversees leasing, asset acquisitions, zoning and site approvals, as well as the development of other specialty projects. He has experience in managing and securing financing for complex projects, as well as overseeing a number of developments in Florida, such as the redevelopment of an almost 200,000 square-foot open-air lifestyle shopping center in Aventura. In addition, Mr. Rock Soffer was tasked with overseeing the referendum for the new 800-key Miami Beach Convention Center luxury hotel. Upon completion, the privately-funded property will be the cornerstone of the Convention Center District in Miami Beach. Mr. Rock Soffer is an advocate for responsible, environmentally sustainable development. He is actively involved in his local community and sits on the boards of AYITI Community Trust, and the Institute of Contemporary Art Miami.

Douglas Losordo, M.D. was elected to Longeveron’s Board of Directors in February, 2021 as part of Longeveron’s Corporate Conversion. Dr. Losordo has worked in the biotech industry developing cell-based therapies for over twenty years, most recently serving as Executive Vice President, Global Head of Research and Development, Chief Medical Officer of Caladrius Biosciences (Nasdaq: CLBS), a clinical-stage biopharmaceutical company dedicated to the development of cellular therapies designed to reverse chronic disease, from August 2013 until November 2020. Dr. Losordo has extensive knowledge of clinical, regulatory, manufacturing, supply chain and commercial factors unique to cellular therapy technologies as a result of his prior industry experience. Dr. Losordo’s also previously served as a Professor of Medicine at NYU Langone Medical Center and Northwestern University’s Feinberg School of Medicine. He received his MD from the University of Vermont College of Medicine, and his B.A. in Zoology from the University of Vermont.

Erin Borger was elected to Longeveron’s Board of Directors in February, 2021 as part of Longeveron’s Corporate Conversion. Mr. Borger is a Managing Director in Wealth Management at UBS Financial Services Inc., where he has worked since 2008. Throughout the years Mr. Borger has also served as a member on a number of medical and non-medical boards and committees, such as the Alzheimer’s Association South Florida, Cystic Fibrosis Foundation, Palisades Medical Center and the University of Miami, Miller School of Medicine, to name a few. Additionally, Mr. Borger has spent a number of years helping to support non-profit organizations with a focus in the medical field through various research and financial support. Mr. Borger received his B.A. in Sociology and Psychology from Wofford College, and also holds a number of securities licenses from the Financial Industry Regulatory Authority.

Cathy Ross was elected to Longeveron’s Board of Directors in February, 2021 as part of Longeveron’s Corporate Conversion. Ms. Ross is a senior finance executive with over 30 years of experience. Since 2016, she has been a member of the Board of Directors and Chair of the Audit Committee of Fraud.Net, Inc., a privately held company that operates a real-time fraud detection and analytics platform. From 2006 to 2012, she was the Chief Financial Officer, President, and a member of the Board of Directors of MotherNature.com, a privately held online retailer and information source for vitamins, supplements, minerals and healthy products. In her role as Chief Financial Officer of MotherNature.com, she managed all aspects of accounting, budgeting and financial reporting. Prior to that, she served as Managing Director, Private Equity of Oasis Capital Partners, Vice President, Investment Banking and Public Offerings of Commonwealth Associates, Product Development and Marketing Manager of Ocwen Financial Corporation, and a Senior Credit Analyst for Chase Manhattan Bank. Ms. Ross earned a Bachelor of Arts Degree, Economics from Brown University in 1989.

Family Relationships

Joshua M. Hare and Neil E. Hare are brothers. Rock Soffer is Donald M. Soffer’s son. There are no other family relationships among our directors or executive officers.

Board Composition and Election of Directors

Our board of directors currently consists of seven members. Our directors will be elected by the vote of holders of our Class A common stock and Class B common stock, voting together as a single class, with holders of our Class B common stock having five (5) votes per share. Under our bylaws, the number of directors on our board of directors will be determined from time to time by our board of directors.

Classified Board of Directors

In accordance with our certificate of incorporation and bylaws that went into effect upon the completion of the Corporate Conversion in February 2021, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

●	the Class I directors are Rock Soffer and Neil E. Hare, and their terms will expire at our first annual meeting of stockholders to occur in 2022;

●	the Class II directors are Donald M. Soffer and Erin Borger, and their terms will expire at our second annual meeting of stockholders to occur in 2023; and

●	the Class III directors are Joshua M. Hare, Douglas Losordo and Cathy Ross, and their terms will expire at the third annual meeting of stockholders to occur in 2024.

Our certificate of incorporation and bylaws that went into effect upon the completion of the Corporate Conversion provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors.

Board Leadership Structure

Our corporate governance guidelines provide that, if the chairman of the board is a member of management or does not otherwise qualify as independent, the independent directors of the board may elect a lead director. The lead director’s responsibilities include, but are not limited to: presiding over all meetings of the board of directors at which the chairman is not present, including any executive sessions of the independent directors; approving board meeting schedules and agendas; and acting as the liaison between the independent directors and the chief executive officer and chairman of the board. Our corporate governance guidelines further provide the flexibility for our board of directors to modify our leadership structure in the future as it deems appropriate.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee will be responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors will be regularly informed through committee reports about such risks.

Board Committees

We have the following board of directors’ committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee’s charter is available under the Corporate Governance section of our website at www.longeveron.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this 10-K.

Audit Committee. The Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating our board of directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

●	discussing our risk management policies;

●	meeting independently with our internal auditing staff, if any, registered public accounting firm, and management;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the audit committee report required by SEC rules.

The current members of our Audit Committee are Cathy Ross (chairperson) and Douglas Losordo, with additional members to be added. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board has determined that Ms. Ross is an Audit Committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. However, a minority of the members of the Audit Committee may be exempt from the heightened Audit Committee independence standards for one year from the date of effectiveness of the registration statement of which this report forms a part. Our board of directors has determined that Ms. Ross and Dr. Losordo are independent under the heightened Audit Committee independence standards of the SEC and Nasdaq.

As allowed under the applicable rules and regulations of the SEC and Nasdaq, we intend to phase in compliance with the heightened Audit Committee independence requirements prior to the end of the one-year transition period. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

Compensation Committee. The Compensation Committee’s responsibilities include:

●	reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers;

●	overseeing and administering our cash and equity incentive plans;

●	reviewing and making recommendations to our board of directors with respect to director compensation;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

●	preparing the annual compensation committee report required by SEC rules, to the extent required.

The initial members of our Compensation Committee are Erin Borger (chair) and Cathy Ross, with additional members to be added. Each of Mr. Borger and Ms. Ross are independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

●	identifying individuals qualified to become board members;

●	recommending to our board of directors the persons to be nominated for election as directors and to each board committee;

●	developing and recommending to our board of directors’ corporate governance guidelines, and reviewing and recommending to our board of directors proposed changes to our corporate governance guidelines from time to time; and

●	overseeing a periodic evaluation of our board of directors.

The initial members of our Nominating and Corporate Governance Committee will be Douglas Losordo (chair) and Cathy Ross, with additional members to be added. Mr. Losordo and Ms. Ross are independent under the applicable rules and regulations of Nasdaq relating to Nominating and Corporate Governance Committee independence. The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee will have been a current or former officer or employee. None of our executive officers served as a director or a member of a Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our Compensation Committee during the last completed fiscal year.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.longeveron.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Form 10-K.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below, whom we refer to as our “NEOs.”

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our NEOs for services rendered during the years ended December 31, 2020 and 2019.

Name and principal position	Year	Salary ($)		Bonus ($)	Option awards ($)	All other compensation ($)(1)	Total ($)
Joshua M. Hare, M.D.,	2020	270,000		—	—	—	270,000
CSO(2)	2019	270,000	(3)	—	—	—	270,000

Geoff Green,	2020	210,000		—	—	24,334	234,334
CEO	2019	206,139		—	—	19,291	225,430

James Clavijo,	2020	155,000		—	—	16,806	171,806
CFO, Treasurer(4)	2019	75,000		—	—	6,934	81,934

Paul Lehr, International	2020	175,000		—	—	7,650	182,650
Executive Director, General Counsel and Corporate Secretary(5)	2019	185,063		—	—	7,975	193,038

(1)	Other compensation represents 401(k) matching and health insurance costs paid by the Company.

(2)	Dr. Hare did not receive any additional compensation from the Company in connection with his service on the Board in 2019 or 2020.

(3)	Amount reflects the full value of consulting fees earned by Dr. Hare during fiscal year 2020. Of this amount, the Company deferred $270,625 of the payment of his 2020 and 2019 consulting compensation.

(4)	Mr. Clavijo’s employment agreement was amended whereby his salary increased to $210,000 on December 1, 2020. Mr. Clavijo deferred $5,000 of his 2020 salary.

(5)	Mr. Lehr deferred $57,801 in total of his $210,000 consulting compensation due in 2019 and 2020.

Narrative Disclosure to Compensation Tables

The primary elements of compensation for our NEOs are base salary, discretionary annual performance bonuses and discretionary equity awards. Our NEOs are also entitled to participate in employee benefit plans and programs that we offer to our other employees, as described below.

Annual Base Salary. We pay our NEOs a base salary or a consulting fee to compensate them for the satisfactory performance of services rendered to us. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our NEOs have generally been set at lower levels than would normally be deemed necessary to attract and retain individuals with this level of talent.

Bonus Compensation. From time to time our board, upon the recommendation of our Chief Executive Officer, may approve bonuses for our NEOs based on individual performance, company performance or as otherwise determined appropriate.

Equity-Based Incentive Awards. Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. The board of directors is responsible for approving equity grants.

Prior to our conversion to a corporation in February 2021 as part of our IPO, we granted restricted stock units (RSUs) to purchase Series C Units under the 2017 Longeveron LLC Incentive Plan (the “2017 Incentive Plan”).

In January 2021 we granted awards of 159,817 restricted units to our directors, executive officers, and employees under the 2017 Incentive Plan. Each restricted unit represented the right to receive a Series C Unit upon vesting, which thereafter converted into the right to receive 855,247 shares of Class A common stock pursuant to the Corporate Conversion. Vesting will occur upon the satisfaction of both a time-based condition and an event condition and subject to the recipient’s continued service through the satisfaction of both conditions.

The time-based condition would ordinarily result in one sixteenth of an award being subject to vesting at the end of each calendar quarter of continuing employment beginning with the last day of the calendar quarter in which the first anniversary of the date of an award occurs. On January 29, 2021, in recognition of the fact that we had not awarded equity incentives for the three years prior to December 2020, the schedule for the time-based condition was accelerated and the time-based condition for a portion or all of each participant’s award (ranging from 25% to 100%) was immediately satisfied.

The event-based condition will be satisfied if the participant remains employed on the last day of the second calendar quarter following the calendar quarter of our IPO, or September 30, 2021. Assuming the continued employment of the participants through this date, an aggregate of 855,247 shares of our Class A common stock would become vested on that date.

Under the 2017 Incentive Plan, our board had broad discretion to make adjustments to awards to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2017 Incentive Plan, including adjusting the number and type of securities subject to an outstanding award and the exercise price of an outstanding award.

In connection with our IPO, outstanding options to purchase our Series C Units converted into the right to receive shares of our Class A common stock and outstanding Restricted Units converted into restricted stock units that provide a contractual right to receive shares of our Class A common stock. Further, the 2017 Incentive Plan was replaced by the Longeveron Inc. 2021 Equity Incentive Award Plan, which is described below under “Incentive Award Plans- 2021 Incentive Plan”.

Other Elements of Compensation

Perquisites, Health, Welfare and Retirement Benefits. Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on generally the same basis as all of our other employees. We provide a 401(k) plan to our employees, including our current named executive officers, as discussed in the section below titled “—401(k) plan.”

401(k) plan. We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees, if they are considered an employee and not a consultant. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit, which is $19,500 for calendar year 2020, and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2020 may be up to an additional $6,500 above the statutory limit. The 401(k) plan provides for discretionary matching and profit-sharing contributions, we currently provide a 5% match to the 401(k) plan. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Nonqualified Deferred Compensation. We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our board of directors may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Employment and Consulting Agreements with our NEOs

Consulting Agreement with Dr. Hare

We entered into a consulting services agreement with Dr. Hare in November 2014 (the “Agreement”). The Agreement, which has an initial term of ten (10) years, with automatic renewals thereafter for four (4) year terms unless either party determines not to renew, provides for an initial annual fee structure of $250,000 and eligibility to participate in any incentive compensation programs that are established for the Company. More current information regarding Dr. Hare’s compensation is set forth in the Summary Compensation Table above. Dr. Hare’s annual base salary as of December 31, 2020 was $270,000.

Under the terms of the Agreement, if Dr. Hare’s employment is terminated without Cause (as defined below), Dr. Hare is entitled to receive a lump sum payment equal to the sum of (i) annual fees through the date of termination to the extent not previously paid, (ii) annual fees from the date of termination through the end of the Term (as though no termination had occurred), and (iii) any accrued but unpaid expenses. In the event Dr. Hare resigns for Good Reason (as defined below), then, subject to executing a release of claims and complying with 12-month non-solicit and non-compete covenants, Dr. Hare would be entitled to receive a lump sum payment equal to the sum of (i) annual fees through the date of termination to the extent not previously paid, (ii) annual fees from the date of termination through the end of the Term (as though no termination had occurred), plus an additional three (3) years, which shall include an annual increase in said fees of ten percent per year for each of the additional three (3) years, and (iii) any accrued but unpaid expenses. If Dr. Hare terminates the Agreement without Good Reason, then he shall receive the sum of (i) annual fees through the date of termination to the extent not previously paid, and (ii) any accrued but unpaid expenses. For purposes of this paragraph, Term is defined in the Agreement as the period commencing on the effective date and continuing through the tenth (10th) anniversary of the effective date. Upon Dr. Hare’s death or disability during the Term of the Agreement, he is entitled to receive any accrued and unremunerated fees or expenses; provided, however, that the Board has the discretion to choose to continue to pay fees for any period of time following a determination of disability.

“Cause” is defined in the Agreement as (i) an act of fraud or embezzlement by Dr. Hare, whether or not related to the Company, as determined by the Company upon completion of an internal investigation or filing of a report of such fraud or embezzlement with law enforcement officers; (ii) Dr. Hare’s conviction of, or plea of guilty or nolo contendere to a felony that is either a crime of moral turpitude or a crime that has a fundamental element of fraud or dishonesty, (iii) deliberate and intentional failure by Dr. Hare to perform his duties to the Company as Chief Science Officer (other than as a result of incapacity or disability) after a written demand for substantial performance is delivered to Dr. Hare by the Board, which specifically identifies the manner in which the Board believes Dr. Hare has not substantially performed following a reasonable cure period; (iv) gross negligence, recklessness, or willful misconduct in the execution of Dr. Hare’s duties (other than actions taken pursuant to an action authorized by the Board); or (v) Dr. Hare’s material breach of his agreement, after written notice and 30 day opportunity to cure.

Good Reason is defined in the Agreement as the existence of any of the following circumstances (following written notice by Dr. Hare within 90 days after the initial occurrence thereof, and failure to remedy within 30 days thereafter): (i) material reduction in Dr. Hare’s position, authority, duties or responsibilities, (ii) relocation to a work location more than 25 miles away from the current offices of the Company, or (iii) failure by the Company to materially comply with any provisions of the agreement applicable to it (after reasonable notice and cure opportunity).

The Agreement acknowledges that Dr. Hare is employed by UM, and remains subject to UM’s policies, and also acknowledges that he serves as a consultant to enumerated outside entities. The Agreement outlines Dr. Hare’s obligations with respect to confidentiality, ownership of information, inventions and original works, contains a non-competition covenant with respect to Dr. Hare’s associations during his time with the Company and for a period of two (2) years thereafter, and contains non-solicitation and non-disparagement obligations.

Letter Agreement- Mr. Green

On December 9, 2015, we entered into an employment letter with Mr. Green to serve as Senior Vice President, which position subsequently changed to President in 2019 and then Chief Executive Officer in 2020. The letter agreement outlined the material responsibilities of the position, and provided for an initial annual base salary of $210,000, along with eligibility for performance-based bonus and participation in any equity incentive plans.

The letter agreement provided that, upon termination without cause (which was not defined), Mr. Green would be entitled to a severance, based on the length of service prior to termination, with termination prior to one year of service providing for three months’ base salary as severance, and each additional year of service increasing the severance payment by an additional three months of severance, capped at four or more years of service allowing for one-year of base salary as severance.

Employment Agreement- Mr. Clavijo

On August 12, 2020, we entered into a one-year employment agreement with Mr. Clavijo to serve as our Chief Financial Officer and Treasurer, which was thereafter amended on December 18, 2020. After the initial term, this employment agreement will automatically renew for successive one-year periods, unless at least sixty (60) days prior to the end of the initial term or renewed term, either party delivers written notice to the other that the employment agreement is not to be renewed, in which case the agreement shall be terminated. Pursuant to this employment agreement, we agreed to pay Mr. Clavijo an annual base salary of $150,000. As part of the December 2020 revisions, Schedule A was adjusted so that Mr. Clavijo’s annual base salary will be $210,000 with an effective date of December 1, 2020. Further adjustments to compensation will occur in 2021 in connection with our IPO.

In the event we terminate Mr. Clavijo without Cause (as defined below), or he terminates his employment for Good Reason (as defined below), he will be entitled to six months of his then existing annual base salary after being employed for one year. Further for each year of additional service Mr. Clavijo will be entitled to one more month of service to a maximum of twelve months. In the event of a change of control, the full payment of twelve months of severance would be due.

“Cause” is defined in Mr. Clavijo’s agreement (as determined by the Company) as : (A) the commission of an act of theft, fraud, embezzlement, falsification of the Company or customer documents, misappropriation of funds or other assets of the Company or its affiliates, involving the property or affairs of the Company or its affiliates; (B) the conviction (by trial, upon a plea or otherwise) or the admission of guilt or a plea of nolo contendere by Mr. Clavijo, of any felony or criminal act of moral turpitude; (C) failure to substantially perform his duties or responsibilities under this Agreement, or follow the reasonable instructions of the Company, provided that if such failure is capable of cure in the determination of the Company, Mr. Clavijo is given written notice of any such failure, which notice shall specify in reasonable detail the nature of the failure to substantially perform, and employee fails to remedy the same within thirty (30) days of receipt of such notice; (D) the breach by Mr. Clavijo of any provision of the agreement, or of any fiduciary duty to the Company or violation of any other contractual, statutory, common law or other legal duty to the Company or its affiliates; (E) gross negligence or willful misconduct by Mr. Clavijo in the performance of his duties; (F) Mr. Clavijo’s material violation of any written policy or procedure of the Company, provided that if such violation is capable of cure in the Company’s determination, he is given written notice of any such violation, which notice shall specify in reasonable detail the nature of the violation, and he fails to remedy the same within thirty (30) days of receipt of such notice; or (G) conduct that brings the Company into public disgrace or disrepute in any material respect.

“Good Reason” means, without Mr. Clavijo’s express written consent, a material diminution in his authority, duties, or responsibilities (excluding any change made in connection with the termination of his employment for Cause, or on account of his death or disability, or temporarily as a result of Mr. Clavijo’ incapacity or other absence for an extended period); a change in the geographic location where Mr. Clavijo must render services by more than fifty (50) miles, provided that any such relocation materially increases the length of his normal daily work commute; or a material breach of the agreement by the Company. In order for employee to resign for Good Reason: (A) the Company must be notified by employee in writing within sixty (60) days of the event constituting Good Reason; (B) the event must remain uncorrected by the Company for thirty (30) days following such notice (the “Company Notice Period”); and (C) if the Company fails to cure the same during the Company Notice Period, then the termination must occur within sixty (60) days after the expiration of the Notice Period. Notwithstanding the foregoing, an across-the-board salary reduction affecting Mr. Clavijo and other similarly situated employees of the Company shall not constitute Good Reason.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding unit awards for each of our NEOs as of December 31, 2020. As noted above, in connection with the Corporate Conversion, outstanding awards held by our NEOs to acquire Series C membership units converted into RSUs exercisable for Class A common shares on February 11, 2021. Following the Corporate Conversion, the vesting provisions applicable to the RSUs are as follows: vesting of the restricted units will occur upon the satisfaction of both a time-based condition and an event condition and subject to the recipient’s continued service through the satisfaction of both conditions. The time-based vesting component has been satisfied as discussed elsewhere in this 10-K. The event-based condition will be satisfied if the participant remains employed on the last day of the second calendar quarter following the calendar quarter during which the closing of our IPO occurs, or September 30, 2021.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Termination Date
Joshua M. Hare, M.D.	08/17/17	3,224	(1)	—	60.00	08/17/27
	01/26/18	5,000	(2)	—	60.00	01/26/28
Geoff Green	08/17/17	2,595	(1)	—	60.00	08/17/27
James Clavijo	—	—		—	—	—
Paul Lehr	08/17/17	2,507	(3)	—	60.00	08/17/27

(1)	The award vested 50% when granted and then the remaining award vested 25% each year thereafter on the anniversary date.
(2)	The award vested 100% when granted. This award was issued in connection with Dr. Hare’s service on the Board.
(3)	The award vested 25% when granted and then the remaining award vested 25% each year thereafter on the anniversary date.

Refer to “Corporate Conversion” for more information regarding the distribution of our Class A common stock to employees, including our NEOs, in respect of their holdings of our units at the time of the Corporate Conversion.

Termination or Change in Control Benefits

Our executive officers may become entitled to certain benefits or enhanced benefits in connection with a change in control of our company. See “Employment and Consulting Agreements with our NEOs” above as it relates to the termination and change in control provisions set forth in Dr. Hare’s current consulting agreement and Mr. Clavijo’s employment agreement.

Incentive Award Plans

2021 Incentive Plan

On January 29, 2021, we adopted and approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2021 Incentive Plan, as it is currently contemplated, are summarized below. Until implemented, the terms of the 2021 Incentive Plan and, accordingly, this summary, are subject to change.

Eligibility and Administration

Our employees, consultants and directors will be eligible to receive awards under the 2021 Incentive Plan. The 2021 Incentive Plan is administered by our board of directors with respect to awards to non-employee directors and by our compensation committee with respect to other participants, each of which may delegate its duties and responsibilities to committees or subcommittees of our directors and/or officers (referred to collectively as the plan administrator below), subject to certain limitations that may be imposed under the 2021 Incentive Plan, Section 16 of the Securities Exchange Act of 1934, as amended, and/or stock exchange rules, as applicable. The plan administrator has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2021 Incentive Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the 2021 Incentive Plan, including any vesting and vesting acceleration conditions.

Limitation on Awards and Shares Available

An aggregate number of shares of our Class A common stock will initially be available for issuance under awards granted pursuant to the 2021 Incentive Plan, comprised of 1,004,176 shares of Class A common stock, along with 214,979 unused shares available under the Company’s 2017 Incentive Plan and any shares of Class A common stock which are subject to awards issued to former holders of restricted Class C Units in connection with the Corporate Conversion, which become available for issuance under the 2021 Incentive Plan. No more than 500,000 shares of Class A common stock may be issued upon the exercise of incentive stock options, or ISOs, under the 2021 Incentive Plan. Shares issued under the 2021 Incentive Plan may be authorized but unissued shares, shares purchased in the open market or treasury shares.

If an award under the 2021 Incentive Plan expires, lapses or is terminated, exchanged for cash, surrendered, repurchased, cancelled without having been fully exercised or forfeited, any shares subject to such award will, as applicable, become or again be available for new grants under the 2021 Incentive Plan. Awards granted under the 2021 Incentive Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction will not reduce the shares available for grant under the 2021 Incentive Plan, except that shares acquired by exercise of substitute ISOs will count against the maximum number of Shares that may be issued pursuant to the exercise of ISOs under the 2021 Incentive Plan.

The 2021 Incentive Plan provides for the grant of stock options, including ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, restricted stock units, or RSUs, stock appreciation rights, or SARs, and other stock or cash-based awards.

Provisions of the 2021 Incentive Plan Relating to Director Compensation

The 2021 Incentive Plan provides that the plan administrator may establish compensation for directors from time to time subject to the 2021 Incentive Plan’s limitations. Our stockholders have approved our director compensation program, which is described below under the heading “— Director Compensation.” Our board of directors or its authorized committee may modify the director compensation program from time to time in the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, provided that, commencing with the first calendar year following the year in which our IPO occurred, the sum of any cash compensation or other compensation and the grant date fair value (as determined in accordance with ASC 718, or any successor thereto) of any equity awards granted as compensation for services as a director during any calendar year may not exceed $75,000, in the calendar year of a director’s initial service as a director. The plan administrator may make exceptions to this limit for individual directors in extraordinary circumstances, as the plan administrator may determine in its discretion, provided that the director receiving such additional compensation may not participate in the decision to award such compensation or in other contemporaneous compensation decisions involving directors.

Director Compensation

Director Compensation Table. The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our non-employee directors for services rendered during the years ended December 31, 2020 and 2019.

Name and principal position	Year	Option awards ($)	All other compensation ($)	Total ($)
Donald M. Soffer	2020	—	—	—
	2019	—	—	—

Neil E. Hare	2020	—	—	—
	2019	—	—	—

Rock Soffer(1)	2020	—	—	—
Douglas Losordo, M.D.(2)	2020	—	—	—

Erin Borger(2)	2020	—	—	—
Cathy Ross(2)	2020	—	—	—

(1)	Rock Soffer became a director in March 2020.
(2)	Dr. Losordo, Mr. Borger and Ms. Ross became directors in February 2021, upon effectuation of the Corporate Conversion.

During each of 2019 and 2020, none of our non-employee directors received any cash or equity compensation.

The director compensation program provides for annual retainer fees and/or long-term equity awards for our directors. Each director will receive an annual retainer of $25,000. A director serving as chairman of the board or lead independent director will receive an additional annual retainer of $15,000. Directors serving as the chairs of the audit, compensation and nominating and corporate governance committees will receive additional annual retainers of $10,000, $7,500 and $7,500, respectively. Directors serving as members of the audit, compensation and nominating and corporate governance committees will receive additional annual retainers of $5,000, $4,000 and $4,000, respectively. Upon joining the board new directors receive initial equity grants of 5,000 shares of our Class A common stock, which shall be subject to vesting requirements. On the date of each annual meeting of our stockholders following the completion of our IPO, each director will receive an annual grant of equity with a pre-determined value, subject to vesting requirements.

Compensation under our director compensation policy is subject to the annual limits on director compensation set forth in the 2021 Incentive Plan, but such limits will not apply prior to the first calendar year following the calendar year in which our IPO is completed. Our board of directors or its authorized committee may modify the director compensation program from time to time in the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, subject to the annual limit on director compensation set forth in the 2021 Incentive Plan. As provided in the 2021 Incentive Plan, our board of directors or its authorized committee may make exceptions to this limit for individual directors in extraordinary circumstances, as the board of directors or its authorized committee may determine in its discretion.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock, giving pro forma effect to the Corporate Conversion, as of March 30, 2021 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock (other than named executive officers and directors);

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with the rules issued by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of Class A common stock and/or Class B common stock beneficially owned by them, subject to any community property laws.

Percentage ownership of our Class A common stock and Class B common stock is based on 3,254,077 shares of Class A common stock and 15,702,834 shares of Class B common stock as of March 30, 2021. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Class A common stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 30, 2021 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Longeveron Inc., 1951 NW 7th Ave, Suite 520, Miami, FL 33136. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

	Beneficial Ownership
	Class A Common Stock		Class B Common Stock		% of Total Voting	% of Total Common Stock Beneficially
Name of Beneficial Owner	Shares	%	Shares	%	Power(1)	Owned
5% Stockholders:
DS MED LLC(2)	100,000	3.07	7,772,902	49.50	47.65	29.45
Named Executive Officers and Directors:
Donald M. Soffer(3)	-	*	-	*	*	*
Joshua M. Hare, M.D.(4)	103,000	3.17	7,772,902	49.50	47.66	29.45
Neil E. Hare(5)	894	*	-	*	*	*
Rock Soffer(6)	100	*	-	*	*	*
Douglas Losordo, M.D.(6)	-	*	-	*	*	*
Erin Borger(7)	17,836	*	-	*	*	*
Cathy Ross(8)	-	*	-	*	*	*
Geoff Green(9)	-	*	-	*	*	*
James Clavijo(10)	-	*	-	*	*	*
Paul Lehr(11)	-	*	-	*	*	*
All Executive Officers and Directors as a Group (9 individuals):	121,830	3.74	7,772,902	49.50	47.68	29.54

*	Less than 1%

(1)	Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. The holders of our Class B common stock are entitled to five (5) votes per share, and holders of our Class A common stock are entitled to one (1) vote per share. See the section titled “Description of Capital Stock — Common Stock — Voting Rights” for additional information about the voting rights of our Class A common stock and Class B common stock.

(2)	DS MED LLC is a Delaware limited liability company for which Donald M. Soffer, a member of our Board, serves as the sole manager and a member. Mr. Soffer disclaims beneficial ownership except to the extent of his pecuniary interest. Shares of Class A common stock consist of 100,000 shares purchased in the IPO by DS MED LLC.

(3)	Mr. Soffer is a member of the board of directors.

(4)	Includes 100,000 shares of Class A common stock purchased in the IPO, 3,000 shares of Class A common stock purchased in the open market. Dr. Hare is a member of the Board and CSO. Dr. Hare disclaims beneficial ownership except to the extent of his pecuniary interest.
(5)	Includes 894 shares of Class A common stock owned by Global Vision Communications, LLC, where Mr. Hare is the managing member. Mr. Hare is a member of the Board. Mr. Hare disclaims beneficial ownership except to the extent of his pecuniary interest.

(6)	Mr. Losordo is a member of the board of directors.

(7)	Shares of Class A common stock consist of 17,836 shares owned by EB Pharm, LLC, an entity owned by Mr. Borger. Mr. Borger is a member of the Board. Mr. Borger disclaims beneficial ownership except to the extent of his pecuniary interest.

(8)	Ms. Ross is a member of the board of directors.

(9)	Mr. Green is the Chief Executive Officer.

(10)	Mr. Clavijo is the Chief Financial Officer.

(11)	Mr. Lehr is the International Executive Director, General Counsel, and Secretary.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2020, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders (1)	30,090	(1)	$60.00	169,910
Equity compensation plans not approved by security holders	—		—	—
Total	30,090		$60.00	169,910

(1)	Represents outstanding stock options pursuant to the 2017 Longeveron LLC Incentive Plan, which on January 29, 2021, were subsequently converted into RSUs.

On January 29, 2021, the Company adopted and approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The material terms of the 2021 Incentive Plan, as it is currently contemplated, are summarized below. Until implemented, the terms of the 2021 Incentive Plan and, accordingly, this summary, are subject to change.

Also, on January 29, 2021, the Board approved the granting of 159,817 RSUs, as part of the conversion in the IPO, 159,817 RSUs were converted to 855,247 RSUs. During February 2021, one employee left the Company thereby forfeiting 16,113 RSUs and 10,000 RSUs were granted to new Directors. As of March 30, 2021, the Company had 869,134 RSUs granted. RSUs have no exercise price and are convertible into Class A common stock shares upon meeting the vesting requirements. The RSUs shall Vest, subject to the Participant’s continued Service to the Company, only upon satisfaction of both of the following criteria:

●	Time-Based Vesting: Subject to the attainment of the Milestone Vesting Event, the Restricted Units shall Vest in 25% increments per year, on each of the first, second, third and fourth anniversary of the Date of Grant. Such yearly vesting will vest pro-rata per quarter at the end of each quarter. However, certain RSU have been accelerated vested due to being earned for prior years of service earned “catch-up” award; and

●	IPO Settlement Date: The IPO settlement date is a date on the third quarterly settlement date following the Company’s IPO. (This date will effectively be September 30, 2021).

	Grant Date	Expiration Date	Vesting Period	Number of RSUs Granted	Market Value

Hare, Joshua	01/29/2021	01/29/2031	Vesting(1)	127.526	$10.00
Green, Geoff	01/29/2021	01/29/2031	Vesting(1)	174,429	$10.00
Clavijo, James	01/29/2021	01/29/2031	Vesting(1)	93,651	$10.00
Hare, Neil	01/29/2021	01/29/2031	Vesting(1)	58,514	$10.00
Lehr, Paul	01/29/2021	01/29/2031	Vesting(1)	147,201	$10.00
Soffer, Don	01/29/2021	01/29/2031	Vesting(1)	58,514	$10.00
Soffer, Rock	01/29/2021	01/29/2031	Vesting(1)	31,757	$10.00
Losordo, Douglas	02/12/2021	02/12/2031	Vesting(2)	5,000	$10.00
Ross, Cathy	02/12/2021	02/12/2031	Vesting(2)	5,000	$10.00
All other employees	01/29/2021	01/29/2031	Vesting(1)	167,542	$10.00
				869,134

(1)	Generally, RSUs vest 25% each year; 48 months in total. Several RSU grantees had RSUs vested for prior time in service (not including adherence to the IPO settlement date requirement).
(2)	RSUs granted to new directors’ vest 50% immediate and 25% each year thereafter; 36 months in total.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or 5% Security Holders, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Related Party Transactions

On March 27, 2015, we entered into a technology services agreement with Optimal Networks, LLC for use of information technology services. The service agreement was with the brother-in-law of Dr. Hare. We agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. On November 22, 2019 and January 29, 2021, we issued 820 and 410 Series C Units as payment for $73,796 and $36,850 of accrued technology services, respectively. As of December, 31 2020 and 2019, we owed $37,000 and $5,000, respectively, pursuant to this agreement, which is included in accounts payable in the accompanying December 31, 2020 and 2019 balance sheets.

We utilize Global Vision Communications, LLC, a service provider owned by a member of our board, Mr. Neil Hare, for information technology and web development services. Payment of invoices for services provided are made in cash or through the issuance of our Series C Units as mutually agreed to by the parties. Amounts incurred amounted to approximately $2,000 and $16,000 during the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the Company owed $0 and $8,000 to the related entity and these amounts are included in accounts payable in the accompanying December 31, 2020 and 2019 balance sheets.

We are a licensee under an exclusive license agreement with JMHMD Holdings, LLC, an affiliate of our Chief Science Officer and director, for the use of CD271+ cellular therapy technology, a subpopulation of bone marrow-derived MSCs. We are required to pay a royalty of one percent of the annual net sales of the licensed product(s) used, leased, or sold by or for us by any sub-licensees. If we sublicense the technology, we are also required to pay an amount equal to 10% of the net sales of the sub-licensees. The agreement is to remain in effect until either the date all issued patents and filed patent applications have expired or been abandoned, or 20 years after the date of FDA approval of the last commercialized product or process arising from the patent rights, whichever comes later. There were no license fees due as of December 31, 2020 and 2019 pertaining to this agreement. We paid legal fees of approximately $24,000 and $25,000 for the year ended December 31, 2020 and 2019, in connection with the patent prosecution, issuance, and maintenance fees related to CD271+ technology.

Indemnification Agreements

We intend to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. For further information, see “Description of Capital Stock—Limitations on Liability and Indemnification Matters.”

Policies and Procedures for Related Person Transactions

Our board has adopted a written related person transaction policy, which sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our board has determined that, of our directors, three directors currently do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, such that Dr. Losordo, Mr. Borger and Ms. Ross, who each joined the Board in connection with our IPO, are “independent” as that term is defined under the rules of The Nasdaq Stock Market LLC, or the Nasdaq rules. As permitted by Nasdaq, we intend to phase in compliance with its director independence requirements within the schedule outlined in Nasdaq’s rules. That schedule requires a majority of the members of our Board to be independent within one year of listing. It also requires one member of each Board committee be independent at the time of listing, a majority of Board committee members to be independent within 90 days of listing, and all Board committee members to be independent within one year from listing.

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2020 and 2019 by MSL, P.A.

	2020	2019
Audit fees	$87,700	$32,500
Audit-Related Fees
Tax fees	-	-
All Other fees	-	-

Total	$87,700	$32,500

Audit Fees

This category includes the fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the quarterly review of our interim financial statements, and services provided in connection with regulatory filings.

Tax Fees

This category relates to professional services for tax compliance, tax advice and tax planning.

Other Fees

Our principal accountants did not bill us for any services or products other than as reported above in this Item 14 during each of the two years.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires advance approval of all audit services and permitted non-audit services to be provided by the independent auditor as required by the Exchange Act. The audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee approved all of the services described above in accordance with its pre-approval policies and procedures.

Part IV

Item 15. Exhibits and Financial Statements Schedules

a. (1) Consolidated Financial Statements:

The financial statements required to be filed by Item 8 of this Annual Report on Form 10-K and filed in this Item 15, are as follows

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

(3) Exhibits.

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement dated February 11, 2021
2.1	Plan of Conversion
2.2	Certificate of Conversion of Longeveron LLC
3.1	Certificate of Incorporation of Longeveron Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on February 16, 2021
3.2	Bylaws of Longeveron Inc., incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on February 16, 2021
3.3*	First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective December 31, 2014, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
3.3.1	First Amendment to First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective July 18, 2017, incorporated by reference to Exhibit 3.3.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
3.3.2*	Second Amendment to First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective October 5, 2017, incorporated by reference to Exhibit 3.3.2 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
3.3.3*	Third Amendment to First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective October 23, 2017, incorporated by reference to Exhibit 3.3.3 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
3.3.4*	Fourth Amendment to First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective October 15, 2018, incorporated by reference to Exhibit 3.3.4 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
4.1	Specimen Class A common stock Certificate evidencing the shares of Class A common stock, incorporated by reference to Exhibit 4.1 on Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Registrant’s Registration Statement No. 333-252234 filed February 10, 2021
4.3	Underwriter Warrants issued February 17, 2021
10.1*	Exclusive License Agreement dated November 20, 2014 between the University of Miami and Longeveron LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.1.1	Amendment to Exclusive License Agreement dated December 11, 2017 between the University of Miami and Longeveron LLC, incorporated by reference to Exhibit 10.1.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.1.2	Second Amendment to Exclusive License Agreement dated March 3, 2021 between the University of Miami and Longeveron Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2021
10.2	Collaborative Research and Development Agreement dated March 3, 2021 between the University of Miami and Longeveron Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2021
10.3*	License Agreement dated December 22, 2016 between JMHMD Holdings, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.3.1	First Amendment to License Agreement effective December 22, 2016, by and between JMH MD Holdings, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.2.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.4#	Consulting Services Agreement, dated November 20, 2014, by and between Longeveron LLC and Joshua M. Hare, M.D., incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.5#	Employment Agreement, effective August 12, 2020 by and between Longeveron LLC and James Clavijo, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.6*	Lease Agreement, dated October 6, 2015 by and between Wexford Miami, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.7*	Grant Agreement, dated October 1, 2020 by and between the Maryland Stem Cell Research Commission, acting by and through the Maryland Technology Development Corporation, and Longeveron LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.8	Alzheimer’s Association Grant to Longeveron LLC, dated April 1, 2019, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.9	National Institutes of Health Grant to Longeveron LLC, dated April 26, 2019, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.10	National Institutes of Health Grant to Longeveron LLC, dated June 24, 2020, incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.11	National Institutes of Health Grant to University of Maryland Baltimore, dated September 9, 2020, incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.12	Paycheck Protection Program Promissory Note dated April 16, 2020, incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.13	2017 Longeveron LLC Incentive Plan, dated July 18, 2017, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.14	Longeveron Inc. 2021 Incentive Award Plan, incorporated by reference to Exhibit 10.13 on Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
10.15	Form of Indemnification Agreement for Officers and Directors, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

#	Indicates management contract or compensatory plan.
*	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGEVERON INC

By:	/s/ Geoff Green
Geoff Green
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Date: March 30, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and, on the dates, indicated.

Signature	Title	Date

/s/ Geoff Green	Chief Executive Officer	March 30, 2021
Geoff Green	(principal executive officer)

/s/ James Clavijo	Chief Financial Officer	March 30, 2021
James Clavijo	(principal financial officer and principal accounting officer)

/s/ Joshua M. Hare	Director	March 30, 2021
Joshua M. Hare

/s/ Donald M. Soffer	Director	March 30, 2021
Donald M. Soffer

/s/ Neil E. Hare	Director	March 30, 2021
Neil E. Hare

/s/ Rock Soffer	Director	March 30, 2021
Rock Soffer

/s/ Douglas Losordo	Director	March 30, 2021
Douglas Losordo

/s/ Cathy Ross	Director	March 30, 2021
Cathy Ross

/s/ Erin Borger	Director	March 30, 2021
Erin Borger

LONGEVERON LLC

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Longeveron Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Longeveron LLC (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As a part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MSL, P.A.

We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida

March 30, 2021

LONGEVERON LLC

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$815,800	$1,865,874
Accounts and grants receivable	420,651	451,458
Deferred offering costs	561,262	-
Prepaid expenses and other current assets	51,724	53,766
Total current assets	1,849,437	2,371,098
Noncurrent assets
Property and equipment, net	3,596,789	4,188,403
Intangible assets, net	1,547,499	1,480,056
Right-of-use (ROU) asset	2,069,539	2,293,965
Other assets	176,780	250,893
Total noncurrent assets	7,390,607	8,213,317
TOTAL ASSETS	$9,240,044	$10,584,415

LIABILITIES
Current liabilities
Accounts payable	$1,590,198	$1,154,732
Accrued expenses	1,541,503	304,567
Current portion of lease liability	510,639	485,785
Short-term note payable	38,390	-
Current portion of loans	138,879	-
Deferred revenue	10,000	541,793
Total current liabilities	3,829,609	2,486,877
Long-term liabilities
Long-term loans	311,511	-
Lease liability	3,141,857	3,652,496
Total long-term liabilities	3,453,368	3,652,496
TOTAL LIABILITIES	7,282,977	6,139,373

Commitments and contingencies
MEMBERS’ EQUITY
Total members’ equity	1,957,067	4,445,042
Total liabilities and members’ equity	$9,240,044	$10,584,415

The accompanying notes are an integral part of these financial statements.

LONGEVERON LLC

STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019
REVENUES
Grant revenue	$4,260,605	$4,149,044
Clinical trial revenue	1,313,500	1,199,500
Contract manufacturing revenue	55,426	290,922
Total revenues	5,629,531	5,639,466
Cost of revenues	3,803,261	3,885,390
Gross profit	1,826,270	1,754,076

OPERATING EXPENSES
General and administrative	2,731,174	2,774,953
Research and development	2,674,370	1,791,842
Selling and marketing	199,003	185,387
Total operating expenses	5,604,547	4,752,182
Loss from operations	(3,778,277)	(2,998,106)
OTHER INCOME AND (EXPENSES)
Interest income	139	2,937
Interest expense	(6,541)	(169)
Other income	63,871	35,461
Total other income and (expenses), net	57,469	38,229
NET LOSS	$(3,720,808)	$(2,959,877)

The accompanying notes are an integral part of these financial statements.

LONGEVERON LLC

STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series A Units		Series B Units		Series C Units		Unit Subscription	Total Members’
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Receivable Amount	Equity Amount
Balance – December 31, 2018	1,000,000	250,000	1,000,000	4,702,983	39,041	2,161,294	(300,000)	6,814,277

Series C unites issued for cash	-	-	-	-	3,334	200,000	-	200,000

Issuance of Series C units as payment for amounts accrued	-	-	-	-	1,320	103,796	-	103,796

Equity-based compensation	-	-	-	-	-	136,846	-	136,846

Cash received pursuant to subscription receivable	-	-	-	-	-	-	150,000	150,000

Net loss	-	-	-	(2,871,081)	-	(88,796)	-	(2,959,877)

Balance – December 31, 2019	1,000,000	$250,000	1,000,000	$1,831,902	43,695	$2,513,140	$(150,000)	$4,445,042

Series C units issued for cash	-	-	-	-	18,335	1,100,000	-	1,100,000

Issuance of Series C units as payment for amounts accrued	-	-	-	-	734	44,000	-	44,000

Equity-based compensation	-	-	-	-	-	38,833	-	38,833

Cash received pursuant to subscription receivable	-	-	-	-	-	-	50,000	50,000

Net loss	-	-	-	(3,609,184)	-	(111,624)	-	(3,720,808)

Balance – December 31, 2020	1,000,000	$250,000	1,000,000	$(1,777,282)	62,764	$3,584,349	$(100,000)	$1,957,067

The accompanying notes are an integral part of these financial statements.

LONGEVERON LLC

STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,720,808)		$(2,959,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785,437		768,836
Equity-based compensation	38,833		136,846
Series C units issued for consulting services	44,000		-
Changes in operating activities and liabilities:
Accounts and grants receivable	30,806		(451,458)
Prepaid expenses and other current assets	2,041		78,918
Other assets	74,113		375
Accounts payable	130,935		(256,921)
Deferred revenue	(531,793)		136,793
Accrued expenses	1,043,627		364,675
ROU asset and lease liability	(261,095)		(208,993)
Net cash used in operating activities	(2,363,904)		(2,390,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(131,800)		(37,573)
Acquisition of intangible assets	(129,700)		(87,475)
Net cash used in investing activities	(261,500)		(125,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series C units	1,100,000		-
Proceeds from long-term loans	450,390		-
Proceeds from short-term note payable	63,338		-
Repayments of short-term note payable	(24,948)		-
Deferred offering cost payments	(63,450)
Subscription receivable payments	50,000		200,000
Proceeds from unit subscription agreements	-		150,000
Net cash provided by financing activities	1,575,330		350,000
Net decrease in cash and cash equivalents	(1,050,074)		(2,165,854)

CASH AND CASH EQUIVALENTS – Beginning of Year	1,865,874		4,031,728

CASH AND CASH EQUIVALENTS – End of Year	$815,800		$1,865,874
Supplement Disclosure of Non-cash Investing and Financing Activities:

Increase in property and equipment and intangible assets included in accounts payable	$-		$206,226
Increase in deferred offering costs included in accounts payable and accrued expenses	$497,812	$

The accompanying notes are an integral part of these financial statements.

LONGEVERON LLC

NOTES TO THE FINANCIAL STATEMENTS

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

Longeveron LLC (the “Company”) was organized as a Delaware limited liability company on October 9, 2014 and was authorized to transact business in Florida on December 15, 2014. The Company is engaged in developing and commercializing biological solutions for the aging from its leased facilities in Miami, Florida.

Basis of presentation:

The financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no impact on previously reported net loss for the year ended December 31, 2019.

Initial Public Offering (“IPO”):

On February 12, 2021, as part of the Company’s IPO, our Class A common stock began to trade on the NASDAQ under the stock symbol “LGVN”. Pursuant to our IPO, the Company sold 2,660,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $26,600,000 prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 399,000 shares at the public offering price less the underwriting discounts and commissions. The Company has received approval to list its common stock on the Nasdaq Capital Market under the symbol “LGVN”, which began trading on February 12, 2021 (See Note 13).

Concurrently with the IPO the Company converted its corporate form from a Delaware limited liability company to a Delaware corporation with the name change to Longeveron Inc. The conversion caused all existing Series A and B units to convert into Class B common stock shares and all existing Series C units to convert into Class A common stock shares.

On March 15, 2021, the Company sold 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses, from the partial exercise of the over-allotment of the IPO by the underwriter.

Liquidity:

Since inception, the Company has been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the U.S. Food and Drug Administration (“FDA”), has only generated revenues from grants, clinical trials and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company intends to continue its efforts to raise additional equity financing, develop its intellectual property, and secure regulatory approvals to commercialize its products. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products. These financial statements do not include adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Use of estimates:

The presentation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents:

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Inventory:

The Company will begin carrying inventory of its biological products on its balance sheets following commercial launch of such products. Inventory will consist of raw materials, biological products in process, and finished goods available for sale. The Company will determine its inventory values using the average cost method. Inventory will be valued at the lower of cost or net realizable value and will exclude units that the Company anticipates distributing for clinical evaluation. As of each of December 31, 2020, and 2019, all of the Company’s biological products were anticipated to be distributed for clinical evaluation.

The Company does not currently carry any inventory for its biological products, as it has yet to launch a product for commercial distribution. Historically the Company’s operations have focused on clinical trials and discovery efforts, and accordingly, costs of manufactured clinical doses of biological product candidates were expensed as incurred, consistent with the accounting for all other research and development costs. Once the Company begins commercial distribution, costs of all newly manufactured biological products will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of December 31, 2020 and 2019 are certain to be collected, and no amount has been recognized for doubtful accounts. Maryland-TEDCO generally advance grant funds and therefore a receivable is not usually recognized. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of:

	December 31, 2020	December 31, 2019
Alzheimer’s Association - Grant	$339,585	$12,183
National Institutes of Health - Grant	66,066	342,292
Contract Manufacturing	-	84,800
Clinical Trial receivable	15,000	-
Maryland – TEDCO - Grant	-	12,183
	$420,651	$451,458

Deferred offering costs:

The Company capitalized certain legal, professional and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the applicable equity financing was consummated. After consummation of an equity financing, these costs will be recorded in shareholders’ equity as a reduction of proceeds generated as a result of the offering (see Note 13).

Property and equipment:

Property and equipment, including improvements that extend useful lives of related assets, are valued at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the original term of the lease. Depreciation expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to the Company’s clinical programs.

Intangible assets:

Intangible assets include payments on license agreements with the Company’s co-founder and chief scientific officer (“CSO”) and the University of Miami (“UM”) (see Note 8) and legal costs incurred related to patents and trademarks. License agreements have been recorded at the value of cash consideration and/or membership units transferred to the respective parties when acquired.

Payments on license agreements are amortized using the straight-line method over the estimated useful life of 20 years. Patents are amortized over their estimated useful life, once issued. The Company considers trademarks to have an indefinite useful life and evaluates them for impairment on an annual basis. Amortization expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to the Company’s clinical programs.

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the years ended December 31, 2020 and 2019.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the years ended December 31, 2020 and 2019, the Company recognized $541,793 and $408,000, respectively, of funds that were previously classified as deferred revenue.

Revenue recognition:

The Company adopted Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which establishes a single and comprehensive framework on how much revenue is to be recognized, and when, effective January 1, 2018. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will be recognized by a vendor when control over the goods or services is transferred to the customer. The application of the core principle in ASC 606 is carried out in five steps: Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and, the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted. Step 5 – Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

The Company recognizes revenue when performance obligations related to respective revenue streams are met. For Grant Revenue, the Company considers the performance obligation met when the grant related expenses are incurred, or supplies and materials are received. The company is paid in tranches pursuant to terms of the related grant agreements, and then applies payments based on regular expense reimbursement submissions to grantors. There are no remaining performance obligations or variable consideration once grant expense reporting to the grantor is complete. For Clinical trial revenue, the Company considers the performance obligation met when the participant has received the treatment. The Company usually receives prepayment for these services or receives payment at the time the treatment is provided, and there are no remaining performance obligations or variable consideration once the participant received the treatment. For Contract Manufacturing Revenue, the Company considers the performance obligation met when the contractual obligation and / or statement of work has been satisfied. Payment terms may vary depending on specific contract terms. There are no significant judgments affecting the determination of the amount and timing of revenue recognition.

Revenue by source:

	Years Ended December 31,
	2020	2019
National Institutes of Health - Grant	$2,678,067	$2,236,471
Clinical trial revenue	1,313,500	1,199,500
Alzheimer’s Association - Grant	1,569,538	1,163,677
Contract Manufacturing Revenue	55,426	290,922
Maryland – TEDCO - Grant	13,000	748,896
	$5,629,531	$5,639,466

Cost of revenues:

The Company records cost of revenues based on expenses directly related to revenue. For Grants the Company records allocated expenses for Research and development costs to a grant as a cost of revenues. For the Clinical trial revenue directly related expenses for that program are allocated and expensed as incurred. These expenses are similar to those described under “Research and development expense” below.

Research and development expense:

Research and development costs are charged to expense when incurred in accordance with ASC 730, ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1. Those activities that should be identified as research and development, 2. The elements of costs that should be identified with research and development activities, and the accounting for these costs, and 3. The financial statement disclosures related to them. Research and Development. Research and development costs include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents, and accounts and grants receivable. Cash and cash equivalents are held in United States financial institutions. At times, the Company may maintain balances in excess of the federally insured amounts.

Income taxes:

As of December 31, 2020, and 2019, prior to its Corporate Conversion, the Company is treated as a partnership for U.S. federal and state income tax purposes. Consequently, the Company passes its earnings and losses through to its members based on the terms of the Company’s Operating Agreement. Accordingly, no provision for income taxes is recorded in the accompanying financial statements.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of December 31, 2020, and 2019, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when paid.

Equity-based compensation:

The Company accounts for equity-based compensation expense by the measurement and recognition of compensation expense for unit-based awards based on estimated fair values on the date of grant. The fair value of the options is estimated at the date of the grant using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, the most significant of which are the expected unit price volatility, the expected life of the option award, the risk-free rate of return, and dividends during the expected term. Because the option-pricing model is sensitive to changes in the input assumptions, different determinations of the required inputs may result in different fair value estimates of the options.

The Company’s units do not trade on an active market. Volatility is a measure of the amount by which a financial variable, such as a unit price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of similar publicly traded companies that are in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted. The expected life is the period of time that the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company had insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

Comprehensive Loss

Comprehensive loss was equal to net loss for the years ended December 31, 2020 and 2019.

New accounting pronouncements:

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any that the implementation of such proposed standards would have on the Company’s financial statements.

3. Property and Equipment, Net

Major components of property and equipment are as follows:

	Useful Lives	December 31, 2020	December 31, 2019
Leasehold improvements	10 years	$4,309,798	$4,299,658
Furniture/Lab equipment	7 years	2,058,884	1,937,224
Computer equipment	5 years	14,307	14,307
Software/Website	3 years	38,392	38,392
Total property and equipment		6,421,381	6,289,581
Less accumulated depreciation and amortization		2,824,592	2,101,178
Property and equipment, net		$3,596,789	$4,188,403

Depreciation and amortization expense amounted to approximately $722,000 and $694,000 for the years ended December 31, 2020 and 2019, respectively.

4. Intangible Assets, Net

Major components of intangible assets as of December 31, 2020 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$1,233,046	$(278,661)	$954,385
Patent costs	-	466,342	-	466,342
Trademark costs	-	126,772	-	126,772
		$1,826,160	$(278,661)	$1,547,499

Major components of intangible assets as of December 31, 2019 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$1,233,046	$(216,403)	$1,016,643
Patent costs	-	359,010	-	359,010
Trademark costs	-	104,403	-	104,403
		$1,696,459	$(216,403)	$1,480,056

Amortization expense related to intangible assets totaled approximately $63,000 and $74,000 for the years ended December 31, 2020 and 2019, respectively.

Future amortization expense for intangible assets as of December 31, 2020 is approximately as follows:

Year Ending December 31,	Amount

2021	$62,000
2022	62,000
2023	62,000
2024	62,000
2025	62,000
Thereafter	644,000
Total	$954,000

5. LEASES

With the implementation of Accounting Standards Update 2016-02, “Leases (Topic 842)”, on January 1, 2019 the Company recorded a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The implementation required the analysis of certain criteria in determining its treatment. The Company determined that its corporate office lease met those criteria. The Company’s corporate lease expires in March 2027. The Company implemented the guidance using the alternative (modified retrospective) method. Under this alternative, the effective date would be the date of initial application, which was January 1, 2019. The Company analyzed the lease at its effective date and calculated a total initial lease payment amount of $5,623,750 with a present value of $4,600,422 using a 5% discount rate. In accordance with the guidance, the previously recorded deferred rent payments were offset against the ROU asset at the time of adoption. As of December 31, 2020, the ROU asset and lease liability were approximately $2,070,000 and $3,652,000, respectively. As of December 31, 2019, the ROU asset and lease liability were approximately $2,294,000 and $4,138,000, respectively.

Future minimum payments under the operating leases as of December 31, 2020 are as follows:

Year Ending December 31,	Amount

2021	$656,000
2022	671,000
2023	687,000
2024	702,000
2025	718,000
Thereafter	920,000

Total	4,354,000
Less: Interest	702,000
Present Value of Lease Liability	$3,652,000

During the year ended December 31, 2020 and 2019, the Company incurred approximately $757,000 and 682,000, respectively of total lease costs that are included in the general and administrative expenses in the statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending June 30, 2021, with three optional one-year renewal periods, and $10,000 in monthly payments. For the year ended December 31, 2020, approximately $54,000 was recognized as sublease income, and is included in other income in the accompanying statements of operations.

6. Members’ Equity

On November 20, 2014, the Company issued 1,000,000 Series A common membership units (“Series A Units”) to its co-founder and CSO in consideration for his contribution of certain intellectual property rights to the Company. The Company estimated agreed-upon value of the intellectual property rights at $25,000,000 and reflected that value as the co-founder and CSO’s capital contribution in the Company’s Operating Agreement, but in accordance with U.S. GAAP, no amount has been recorded in the Company’s financial statements. That treatment for U.S. GAAP purposes is separate from and is not intended to reduce or limit in any way the amount of, the co-founder and CSO’s capital contribution as reflected in the Company’s Operating Agreement. On the same date, the Company also issued 1,000,000 Series B common membership units (“Series B Units”) to the financing member for an initial cash contribution of $4,000,000 and the commitment to make subsequent cash contributions of up to $21,000,000. As of December 31, 2020, the financing member had contributed $24,900,000, respectively.

During the year ended December 31, 2020, the Company issued 18,335 Series C Common Membership Units (“Series C Units”) for $1,100,000 in cash. The Company also issued 734 Series C Units with an aggregate value of $44,000 as payment for consulting agreements.

Net loss is allocated to member’s equity based on the Series A, B and C member capital account balances. Series A, B and C holders capital account balance is allocated 0%, 97% and 3% of the net loss, respectively. As of December 31, 2020, the Company had an accumulated deficit of approximately $26,800,000.

Prior to the Corporate Conversion, the rights and preferences of the Series A, B, and C Units are as follows:

Voting:

The holders of Series A and Series B Units are entitled to one vote on all matters upon which the members have the right to vote under the operating agreement. The holders of Series C Units do not have the right to vote on such matters.

Notwithstanding anything to the contrary in the operating agreement, the holders of Series A Units as a separate class, have the sole approval and veto authority on behalf of all members on all Company scientific matters.

Pre-emptive rights:

The holders of the Company’s A and B units have the pre-emptive right to purchase a pro-rata portion of any new units offered for sale by the Company in order to maintain their respective ownership interest in the Company.

Distributions:

The holders of the Company’s units are entitled to receive distributions when declared by the Board of Directors and paid by the Company. The first $50,000,000 of distributions are paid to the holders of Series A and Series B Units in proportion to the holder’s respective ownership interest and all remaining amounts to members holding common membership units and Incentive Units pro rata in proportion to their aggregate holdings of common membership units and Incentive Units treated as one class of units.

7. Equity Incentive Plan

On July 18, 2017, the Company adopted the Equity Incentive Plan (the “Plan”). The Plan allows certain employees, officers, directors and consultants of the Company, who provide services to the Company, the opportunity to participate in options to acquire the Company’s membership units at predetermined prices. The aggregate number of units that may be issued under the Plan is 200,000 Series C Units. As of December 31, 2020, and 2019, the Company had 169,910 and 171,115, respectively, available for future issuance.

A summary of option activity for the year ended December 31, 2020 and 2019 is as follows:

	Units	Weighted Average Exercise Price	Units Vested
Outstanding December 31, 2018	33,249	$60.00	26,821
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(4,364)	$60.00	-
Outstanding December 31, 2019	28,885	$60.00	27,397

	Units	Weighted Average Exercise Price	Units Vested
Outstanding December 31, 2019	28,885	$60.00	27,397
Granted	2,516	$60.00	-
Exercised	-	-	-
Forfeited/Expired	(1,311)	$60.00	-
Outstanding December 31, 2020	30,090	$60.00	27,855

As of December 31, 2020, and 2019, the Company had 2,235 and 1,488, respectively, options unvested.

In 2020 and 2019, the fair value of options granted was $49,000 and $0, respectively. The weighted-average grant date fair value of the options granted for the year ended December 31, 2020 and 2019 was estimated at $716,000 and $884,000, respectively using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	December 31, 2020	December 31, 2019
Dividend yield	0.00%	0.00%
Expected volatility	65.00% - 85.00%	65.00% - 85.00%
Risk-free interest rate	1.10% - 2.69%	1.76% - 2.69%
Expected life (in years)	6.63-9.17	5.33-9.1
Contractual life remaining (in years)	7.1	7.8

Non-cash equity-based compensation expense relating to these options was calculated by amortizing the value calculated over the vesting period, which was typically four years. For year ended December 31, 2020 and 2019, the equity-based compensation expense relating to these options amounted to approximately $39,000 and $137,000, respectively, which is included in the research and development and general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, there is approximately $43,000 and $40,000, respectively, of unrecognized compensation costs with respect to options outstanding, which will be charged to operations over 4 years.

8. Commitments and Contingencies

Master Services Agreements:

During 2018, the Company entered into several master services agreements with third parties in order to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company entered into agreements or amended current agreements with total budget expenditure for periods beyond and including December 31, 2020 and 2019 of over $1,000,000. Many of these expenditures are covered under grants awarded to the Company. Amounts expensed pursuant to these agreements approximated $3,200,000 and $2,500,000 during the years ended December 31, 2020 and 2019, respectively, and are included in research and development in the accompanying statements of operations.

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with its CSO. Under the agreement, the Company agreed to pay CSO $270,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest on any work product developed from his efforts during the term of this agreement. As of December 31, 2020, the Company had an accrued balance due to the CSO of $270,625 and a balance due of $188,125 as of December 31, 2019.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a board member’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. On November 22, 2019 and January 29, 2021, the Company issued 820 and 410 Series C Units as payment for $73,796 and $36,850 of accrued technology services, respectively. As of December 31, 2020, and 2019, the Company owed $37,000 and $5,000, respectively, pursuant to this agreement, which is included in accounts payable in the accompanying December 31, 2020 and 2019 balance sheets.

Exclusive Licensing Agreements:

On November 20, 2014, the Company entered into an exclusive license agreement with UM for the use of certain stem cell aging-related frailty technology rights developed by the CSO while employed at UM. The Company recorded the value of the membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay UM up to 3% of net sales on products or services developed from the technology. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. Under the agreement, the Company is required to pay an annual fee to UM. On December 11, 2017, the November 20, 2014 agreement with UM was amended. The amendment provided that for a $5,000 fee the dates of the milestone completions were amended and replaced as follows: (a) by December 31, 2021, to have completed Phase II clinical trials for the products; and (b) by September 1, 2025, to have completed Phase III clinical trials for products. In addition, one-year extensions may be granted on these milestone dates by making a payment of $5,000. Upon completion of the Phase II clinical trials, a milestone payment of $250,000 is due. Upon completion of the Phase III clinical trials, a milestone payment of $750,000 is due. As of December 31, 2019, the Company had accrued $50,000 based on the terms of the agreement. In addition, on November 14, 2014, as required by the license agreement the Company issued 20,000 series C membership units valued at $500,000 to UM. The Company recorded this $500,000 as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. As of December 31, 2020, the Company had accrued $150,000 in milestone fees payable to UM based on the estimated progress to date (see Note 13).

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of the CSO for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty, 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $500,000 of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the year ended December 31, 2020 and 2019 pertaining to this agreement. The Company paid legal fees of approximately $24,000 and $25,000, which were recorded in patent costs, for the year ended December 31, 2020 and 2019, in connection with the patent prosecution, issuance, and maintenance fees related to CD271 technology.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

Contingencies – COVID-19 Pandemic

The coronavirus outbreak could adversely impact the Company’s ability to conduct business in the future. In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, in China. As the coronavirus continues to spread globally, including throughout the United States, the Company may experience disruptions that could severely impact its business including:

●	impact to the financial markets;

●	disruption in the ability to provide product in foreign markets;

●	disruption on the ability to source materials;

●	disruption in the ability to manufacture our product;

●	delays or difficulties in completing the Company’s regulatory work;

●	limitations on the Company’s employee resources ability to work, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	additional repercussions on the Company’s our ability to operate its business.

The global outbreak of coronavirus continues to rapidly evolve. The extent to which the coronavirus impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the ultimate geographic spread of the coronavirus, the duration of the outbreak, travel restrictions imposed by countries the Company conducts business, business closures or business disruption in the world, a reduction in time spent out of home and the actions taken throughout the world, including in the Company’s markets, to contain the coronavirus or treat its impact. The future impact of the outbreak is highly uncertain and cannot be predicted, and the Company cannot provide any assurance that the outbreak will not have a material adverse impact on the Company’s operations or future results or filings with regulatory health authorities. The extent of the impact to the Company, if any, will depend on future developments, including actions taken to contain the coronavirus.

The Company continues to monitor how the COVID-19 pandemic is affecting the Company’s employees, business, and clinical trials. In response to the spread of COVID-19, the Company has instructed all employees who can perform their essential employment duties from home to do so. The Company’s laboratory scientists, cell processing scientists and other manufacturing personnel continue to work from the Company GMP facility on a day-to-day basis, and as such cell production has been minimally impacted. When the pandemic began to emerge in the U.S., most of the Company’s ongoing clinical trials had completed enrollment, however a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because the Company primarily enrolls elderly subjects in the trials, who are at particular risk for poor outcomes related to COVID-19 infection, the Company has experienced some disruption in executing the follow-up visits in Company protocols. While the Company believes the number of instances where a visit was missed completely is small, the Company cannot predict whether this will have a material impact on the Company clinical results in the future. If too many subjects drop-out or the protocol is no longer effective, the Company may have to restart the clinical trial entirely.

9. Short-Term Note Payable

On September 27, 2020, the Company entered into a premium finance agreement to finance its insurance policies for approximately $63,000. The note requires down payment of $6,334, ratable monthly payments of $6,499, including interest at 5.353% and matures in June 2021. As of December 31, 2020, the outstanding balance was $38,000.

10. Long-Term Loans

On April 16, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $300,390. The loan bears interest at a rate of 1.00%, and matures in 24 months. It is anticipated that not more than 25% of the forgiven amount may be for non-payroll costs. The Company also received $10,000 from the SBA for the Economic Relief Fund; this amount does not need to be repaid and was recorded as Other Income for the year ended December 31, 2020. As of December 31, 2020, the outstanding balance of the PPP loan was $300,390. On March 4, 2021, the full balance due for the PPP loan was forgiven.

On May 12, 2020, the Company received a loan from the SBA pursuant to the Disaster Recovery Plan as part of the CARES Act in the amount of $150,000. This loan will require payments beginning on May 12, 2021 of $734 per month. The note will mature in 30 years and bears an interest rate of 3.75%.

Due to part of the notes being due within one year, the Company recorded $138,879 in the current portion of loans line on the Balance Sheet as of December 31, 2020.

Future debt obligations at December 31, 2020 for Long-term loans are as follows:

Year Ending December 31,	Amount

2021	$139,000	*
2022	168,000	*
2023	3,000
2024	3,000
2025	3,000
Thereafter	134,000

Total	$450,000

*	Includes $136,000 and $164,000 for the years 2021 and 2022, respectively related to the PPP loan, which was forgiven in full on March 4, 2021.

11. Related Party Transactions

The Company utilizes Global Vision Communications, LLC (a related company owned by one of the Company’s board members) for information technology and web development and maintenance services. Payment of invoices for services provided are made in cash or through the issuance of the Company’s Series C Units as mutually agreed to by the parties. Amounts incurred amounted to approximately $2,000 and $16,000 during the year ended December 31, 2020 and 2019, respectively, and are included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2020, and 2019, the Company owed $0 and $8,000 to the related entity and these amounts are included in accounts payable in the accompanying December 31, 2020 and 2019 balance sheets, respectively.

12. Employee Benefit Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the members.

The Company contributed approximately $42,000 and $39,000 to the Plan during the year ended December 31, 2020 and 2019, respectively.

13. Subsequent Events

IPO

As a result of the IPO the underwriter received warrants to purchase 106,400 shares of Class A common stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six months from February 12, 2021, at a price of $12.00 per Class A common stock share. Further as a result of the over-allotment the underwriters received warrants to purchase 10,000 shares of Class A common stock, with the same terms.

As part of the IPO, on January 29, 2021, the Company adopted and approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The material terms of the 2021 Incentive Plan are summarized below.

On January 29, 2021, the Board approved the granting of 159,817 Series C RSUs, which thereafter converted to RSUs exercisable for Class A common stock as part of the conversion in the IPO. More specifically, 159,817 RSUs were converted to 855,247 RSUs exercisable for Class A common stock. During February 2021, one employee left the Company thereby forfeiting 16,113 RSUs and 5,000 RSUs were granted to each Director. As of March 30, 2021, the Company had 869,134 RSUs granted. RSUs have no exercise price and are convertible into Class A common stock shares upon meeting the vesting requirements. The RSUs shall vest, subject to the Participant’s continued Service to the Company, only upon satisfaction of both of the following criteria:

●	Time-Based Vesting: Subject to the attainment of the Milestone Vesting Event, the Restricted Units shall Vest in 25% increments per year, on each of the first, second, third and fourth anniversary of the Date of Grant. Such yearly vesting will vest pro-rata per quarter at the end of each quarter. However, certain RSU have been accelerated vested due to being earned for prior years of service earned “catch-up” award; and

●	IPO Settlement Date: The IPO settlement date is a date on the third quarterly settlement date following the Company’s IPO. (This date will effectively be October 1, 2021).

The fair value of each RSU grant made during 2021 was based on the market value of the IPO and will be recognized as stock-based compensation ratably over the option vesting periods, which approximates the service period. As noted in the paragraph above, in order for RSUs to vest they must have met the IPO settlement date which has been determined to be October 1, 2021. Therefore, all RSUs listed below will not become vested until October 1, 2021. On October 1, 2021, if all RSU grantees are still with the Company, the Company will be required to record and expense of approximately $6.7 million for the vested RSUs.

UM Agreement

The UM agreement was amended on March 3, 2021 to increase the license fee due to UM. The Company agreed to pay UM an additional fee of $100,000, to defray patent costs, with $70,000 due within thirty (30) days of the effective date of the amendment, and the remainder to be paid in equal installments of $7,500 on the 2nd, 3rd, and 5th year anniversaries of the effective date. The Company also agreed to issue an additional 110,387 unregistered shares of Class A common stock shares to UM. The Company and UM agreed to the following modification of the milestone payments: (a) No payment will be due upon the completion of Phase 2 clinical trials for the product; (b) a one-time payment of $500,000, payable within six months of the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (c) a one-time payment of $500,000 payable within six months of the receipt by the Company of approval for the first new drug application (“NDA”), biologics application (“BLA”), or other marketing or licensing application for the product; and (d) a one-time payment of $500,000 payable within six months of the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendment also provided for the Company’s license of additional technology, to the extent not previously included in the UM License, and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS IND with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”.