Form 10-K/A
period 2020-12-31
Longeveron Inc.
filed 2021-04-09
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Longeveron inc.

explanatory note

This Amendment No. 1 on Form 10-K/A is filed solely to amend and restate Item 12 in Part III of the Form 10-K for the fiscal year ended on December 31, 2020, which was filed on March 30, 2020 (the “Form 10-K”), in order to correct certain numbers in the Security Ownership of Certain Beneficial Owners table. No other changes to the Form 10-K are included in this Amendment No. 1 other than as described above. This Amendment No. 1 does not modify or update any financial or other disclosures presented in the Form 10-K other than as noted above, and does not reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K, which provides information as of the date thereof. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART III

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

	Beneficial Ownership
	Class A Common Stock		Class B Common Stock		% of Total Voting	% of Total Common Stock Beneficially
Name of Beneficial Owner	Shares	%	Shares	%	Power(1)	Owned
5% Stockholders:
DS MED LLC(2)	100,000	3.07	7,772,902	49.50	47.65	41.53
Named Executive Officers and Directors:
Donald M. Soffer(3)	-	*	-	*	*	*
Joshua M. Hare, M.D.(4)	13,000	*	7,772,902	49.50	47.55	41.07
Neil E. Hare(5)	894	*	-	*	*	*
Rock Soffer(6)	100	*	-	*	*	*
Douglas Losordo, M.D.(6)	-	*	-	*	*	*
Erin Borger(7)	17,836	*	-	*	*	*
Cathy Ross(8)	-	*	-	*	*	*
Geoff Green(9)	-	*	-	*	*	*
James Clavijo(10)	-	*	-	*	*	*
Paul Lehr(11)	-	*	-	*	*	*
All Executive Officers and Directors as a Group (10 individuals):	31,830	*	7,772,902	49.50	47.57	41.17

*	Less than 1%

(1)	Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. The holders of our Class B common stock are entitled to five (5) votes per share, and holders of our Class A common stock are entitled to one (1) vote per share. See the section titled “Description of Capital Stock — Common Stock — Voting Rights” for additional information about the voting rights of our Class A common stock and Class B common stock.

(2)	DS MED LLC is a Delaware limited liability company for which Donald M. Soffer, a member of our Board, serves as the sole manager and a member. Mr. Soffer disclaims beneficial ownership except to the extent of his pecuniary interest. Shares of Class A common stock consist of 100,000 shares purchased in the IPO by DS MED LLC.

(3)	Mr. Soffer is a member of the board of directors.

(4)	Includes 12,000 shares of Class A common stock purchased in the IPO and 1,000 shares of Class A common stock purchased in the open market. Dr. Hare is a member of the Board and CSO. Dr. Hare disclaims beneficial ownership except to the extent of his pecuniary interest.

(5)	Includes 894 shares of Class A common stock owned by Global Vision Communications, LLC, where Mr. Hare is the managing member. Mr. Hare is a member of the Board. Mr. Hare disclaims beneficial ownership except to the extent of his pecuniary interest.

(6)	Mr. Losordo is a member of the board of directors.

(7)	Shares of Class A common stock consist of 17,836 shares owned by EB Pharm, LLC, an entity owned by Mr. Borger. Mr. Borger is a member of the Board. Mr. Borger disclaims beneficial ownership except to the extent of his pecuniary interest.

(8)	Ms. Ross is a member of the board of directors.

(9)	Mr. Green is the Chief Executive Officer.

(10)	Mr. Clavijo is the Chief Financial Officer.

(11)	Mr. Lehr is the International Executive Director, General Counsel, and Secretary.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement dated February 11, 2021**
2.1	Plan of Conversion**
2.2	Certificate of Conversion of Longeveron LLC**
3.1	Certificate of Incorporation of Longeveron Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on February 16, 2021
3.2	Bylaws of Longeveron Inc., incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on February 16, 2021
3.3*	First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective December 31, 2014, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
3.3.1	First Amendment to First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective July 18, 2017, incorporated by reference to Exhibit 3.3.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
3.3.2*	Second Amendment to First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective October 5, 2017, incorporated by reference to Exhibit 3.3.2 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
3.3.3*	Third Amendment to First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective October 23, 2017, incorporated by reference to Exhibit 3.3.3 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
3.3.4*	Fourth Amendment to First Amended and Restated Limited Liability Company Agreement of Longeveron LLC, effective October 15, 2018, incorporated by reference to Exhibit 3.3.4 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
4.1	Specimen Class A common stock Certificate evidencing the shares of Class A common stock, incorporated by reference to Exhibit 4.1 on Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Registrant’s Registration Statement No. 333-252234 filed February 10, 2021
4.3	Underwriter Warrants issued February 17, 2021**
10.1*	Exclusive License Agreement dated November 20, 2014 between the University of Miami and Longeveron LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.1.1	Amendment to Exclusive License Agreement dated December 11, 2017 between the University of Miami and Longeveron LLC, incorporated by reference to Exhibit 10.1.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.1.2	Second Amendment to Exclusive License Agreement dated March 3, 2021 between the University of Miami and Longeveron Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2021
10.2	Collaborative Research and Development Agreement dated March 3, 2021 between the University of Miami and Longeveron Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2021
10.3*	License Agreement dated December 22, 2016 between JMHMD Holdings, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.3.1	First Amendment to License Agreement effective December 22, 2016, by and between JMH MD Holdings, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.2.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.4#	Consulting Services Agreement, dated November 20, 2014, by and between Longeveron LLC and Joshua M. Hare, M.D., incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021

10.5#	Employment Agreement, effective August 12, 2020 by and between Longeveron LLC and James Clavijo, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.6*	Lease Agreement, dated October 6, 2015 by and between Wexford Miami, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.7*	Grant Agreement, dated October 1, 2020 by and between the Maryland Stem Cell Research Commission, acting by and through the Maryland Technology Development Corporation, and Longeveron LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.8	Alzheimer’s Association Grant to Longeveron LLC, dated April 1, 2019, incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.9	National Institutes of Health Grant to Longeveron LLC, dated April 26, 2019, incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.10	National Institutes of Health Grant to Longeveron LLC, dated June 24, 2020, incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.11	National Institutes of Health Grant to University of Maryland Baltimore, dated September 9, 2020, incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.12	Paycheck Protection Program Promissory Note dated April 16, 2020, incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.13	2017 Longeveron LLC Incentive Plan, dated July 18, 2017, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.14	Longeveron Inc. 2021 Incentive Award Plan, incorporated by reference to Exhibit 10.13 on Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
10.15	Form of Indemnification Agreement for Officers and Directors, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

#	Indicates management contract or compensatory plan.

*	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).
**	Previously filed or furnished (as applicable) as an exhibit to the Company’s Annual Report on Form 10-K filed on March 30, 2021.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 9, 2021.

LONGEVERON INC

By:	/s/ Geoff Green
Geoff Green
Chief Executive Officer (Principal Executive Officer)