Form 10-Q
period 2021-03-31
Longeveron Inc.
filed 2021-05-14
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-38295

Longeveron Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-40060	47-2174146
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1951 NW 7th Avenue, Suite 520, Miami, Florida 33136

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (305) 909-0840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LGVN	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2021, the registrant had 3,280,743 shares of Class A common stock, $0.001 par value per shares, and 15,702,834 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited)	2
	Condensed Statements of Members’ Equity and Stockholders’ Equity for the three months ended March 31, 2021 and year ended December 31, 2020 (unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
ITEM 1A.	Risk Factors	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 6.	Exhibits	26
SIGNATURES		27

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,461	$816
Prepaid expenses and other current assets	836	52
Deferred offering costs	-	561
Accounts and grants receivable	-	420
Total current assets	25,297	1,849
Property and equipment, net	3,417	3,597
Intangible assets, net	1,533	1,547
Right-of-use (ROU) asset	2,008	2,070
Other assets	177	177
Total assets	$32,432	$9,240
Liabilities, members’ equity and stockholders’ equity
Current liabilities:
Accounts payable	$895	$1,590
Accounts expenses	961	1,542
Current portion of lease liability	517	511
Short-term note payable	19	38
Current portion of loans	4	139
Deferred revenue	385	10
Total current liabilities	2,781	3,830
Long-term liabilities:
Long-term loans	146	311
Lease liability	3,010	3,142
Total long-term liabilities	3,156	3,453
Total liabilities	5,937	7,283
Commitments and contingencies (Note 8)
Members’ equity and stockholders’ equity:
Members’ equity	-	1,957
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2021; no shares authorized, issued and outstanding, at December 31, 2020	-	-
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 3,280,743 shares issued and outstanding at March 31, 2021; no shares authorized, issued and outstanding, at December 31, 2020	3	-
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 15,702,834 shares issued and outstanding at March 31, 2021; no shares authorized, issued and outstanding, at December 31, 2020	16	-
Additional paid-in capital	56,580	-
Stock subscription receivable	(100)	-
Accumulated deficit	(30,004)	-
Total members’ equity and stockholders’ equity	26,495	1,957
Total liabilities, members’ equity and stockholders’ equity	$32,432	$9,240

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues
Grant revenue	$211	$946
Clinical trial revenue	165	762
Total revenues	376	1,708
Cost of revenues	227	896
Gross profit	149	812

Operating expenses
General and administrative	2,201	686
Research and development	1,350	289
Selling and marketing	56	50
Total operating expenses	3,607	1,025
Loss from operations	(3,458)	(213)
Other income and (expenses)
Forgiveness of Paycheck Protection Program loan	300	-
Other income, net	47	-
Total other income and (expenses), net	347	-
Net loss	$(3,111)	$(213)
Basic and diluted net loss per share	$(0.18)	$-
Basic and diluted weighted average common shares outstanding	17,491,066	-

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Members’ Equity and Stockholders’ Equity

(In Thousands, Except Share Amounts)

(Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2019	1,000,000	$250	1,000,000	$1,832	43,695	$2,513	-	-	-	-	(150)	-	-	4.445
Series C units issued for cash	-	-	-	-	18,335	1,100	-	-	-	-	-	-	-	1,100
Issuance of Series C units as payment for amounts accrued	-	-	-	-	734	44	-	-	-	-	-	-	-	44
Equity-based compensation	-	-	-	-	-	39	-	-	-	-	-	-	-	39
Cash received pursuant to subscription receivable	-	-	-	-	-	-	-	-	-	-	50	-	-	50
Net loss	-	-	-	(3,609)	-	(112)	-	-	-	-	-	-	-	(3721)

Balance at December 31, 2020	1,000,000	$250	1,000,000	$(1,777)	62,764	$3,584	-	$-	-	$-	$(100)	-	-	$1,957
Conversion of Units into Class A and B common stock	(1,000,000)	(250)	(1,000,000)	1,777	(62,764)	(3,584)	338,030	-	15,702,834	16	-	28,934	(26,893)	-
Initial public offering and overallotment of Class A common stock, net of $2,969 in issuance costs	-	-	-	-	-	-	2,910,000	3	-	-	-	26,131	-	26,134
Class A common stock, issued for consulting	-	-	-	-	-	-	32,713	-	-	-	-	250	-	250
Equity based compensation	-	-	-	-	-	-	-	-	-	-	-	1,265	-	1,265
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,111)	(3,111)
Balance at March 31, 2021	-	-	-	-	-	-	3,280,743	3	15,702,834	16	(100)	56,580	(30,004)	26,495

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3,111)	$(213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	195
Forgiveness of Paycheck Protection Program loan	(300)	-
Equity issued for consulting services	119	44
Equity based compensation	1,265	13
Changes in operating assets and liabilities:
Accounts and grants receivable	420	(210)
Prepaid expenses and other current assets	(785)	(45)
Other assets	-	24
Accounts payable	(644)	15
Deferred revenue	375	(163)
Accrued expenses	(503)	7
ROU asset and lease liability	(63)	(65)
Net cash used in operating activities	(3,032)	(398)
Cash flows from investing activities
Acquisition of property and equipment	-	(130)
Acquisition of intangible assets	-	(10)
Net cash used in investing activities	-	(140)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions and expenses	26,696	-
Proceeds from issuance of Series C units	-	1,100
Repayments of short-term note payable	(19)	-
Proceeds from subscription agreement	-	50
Net cash provided by financing activities	26,677	1,150
Increase in cash and cash equivalents	23,645	612
Cash and cash equivalents at beginning of the period	816	1,866
Cash and cash equivalents at end of the period	$24,461	$2,478
Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of Series A, B and C units into Class A and B common stock	$(2,057)	$-

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to the Condensed Financial Statements (Unaudited)

Three Month Periods Ended March 31, 2021 and 2020

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

On February 12, 2021, Longeveron LLC converted its corporate form from a Delaware limited liability company (Longeveron, LLC) to a Delaware corporation, Longeveron Inc. (the “Company,” “Longeveron” or “we,” “us,” or “our”). Longeveron LLC was formed as a Delaware limited liability company on October 9, 2014 and authorized to transact business in Florida on December 15, 2014. The Company is a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions. The Company operates out of its leased facilities in Miami, Florida.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on licenses, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical studies and clinical trials and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting capabilities.

The Company’s product candidates are currently in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from, among others, existing pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, partners and consultants.

Initial Public Offering (“IPO”):

As part of the Company’s IPO, on February 12, 2021 our Class A common stock began to trade on NASDAQ under the stock symbol “LGVN”. Pursuant to the IPO, the Company sold 2,660,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $26.6 million prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 399,000 shares at the public offering price less the underwriting discounts and commissions.

On March 15, 2021, the Company’s underwriters partially exercised its over-allotment option, resulting in the Company selling 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2.5 million prior to deducting underwriting discounts, commissions, and other offering expenses.

Basis of presentation:

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These unaudited Condensed Financial Statements should be read in conjunction with our Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended December 31 and the associated quarters of those fiscal years.

These Condensed Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Condensed Balance Sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole.

Liquidity:

Since inception, the Company has been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the U.S. Food and Drug Administration (“FDA”), and has only generated revenues from grants, clinical trials and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company intends to continue its efforts to raise additional equity financing, develop its intellectual property, and secure regulatory approvals to commercialize its products. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products. These financial statements do not include adjustments that might result from the outcome of these uncertainties.

The Company has incurred recurring losses from operations since its inception, including a net loss of $3.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $30.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of March 31, 2021, the Company had cash, and cash equivalents of $24.5 million. The Company believes that its cash and cash equivalents as of March 31, 2021 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of these financial statements.

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

Accounting Standard Updates

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)”. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021 with no material impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any, that the implementation of such proposed standards would have on the Company’s financial statements.

Cash and cash equivalents:

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Inventory:

The Company will begin carrying inventory of its biological products on its balance sheets following commercial launch of such products. Inventory will consist of raw materials, biological products in process, and finished goods available for sale. The Company will determine its inventory values using the average cost method. Inventory will be valued at the lower of cost or net realizable value and will exclude units that the Company anticipates distributing for clinical evaluation. As of each of March 31, 2021 and 2020, all of the Company’s biological products were anticipated to be distributed for clinical evaluation.

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

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of March 31, 2021 and 2020 are certain to be collected, and no amount has been recognized for doubtful accounts. Maryland-TEDCO generally advance grant funds and therefore a receivable is not usually recognized. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	March 31, 2021	December 31, 2020
Alzheimer’s Association – Grant	$-	$339
National Institutes of Health – Grant	-	66
Clinical Trial receivable	-	15
Total	$-	$420

Deferred offering costs:

The Company recorded certain legal, professional and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the applicable equity financing was consummated. After consummation of an equity financing, these costs will be recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. At March 31, 2021 the deferred offering costs as of December 31, 2020 of $0.6 million were recorded to stockholder’s equity.

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets as of March 31, 2021 and December 31, 2020.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the three months ended March 31, 2021 and 2020, the Company recognized nil and $0.2 million, respectively, of funds that were previously classified as deferred revenue.

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

Revenue by source (in thousands):

	Three months ended March 31,
	2021	2020
National Institutes of Health – Grant	$-	$714
Clinical trial revenue	165	762
Alzheimer’s Association – Grant	170	197
Maryland – TEDCO – Grant	41	35
Total	$376	$1,708

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

Research and development expense:

Research and development costs are charged to expense when incurred in accordance with ASC 730. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1) those activities that should be identified as research and development; 2) the elements of costs that should be identified with research and development activities, and the accounting for these costs; and 3) the financial statement disclosures related to them. Research and development costs include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents, and accounts and grants receivable. Cash and cash equivalents are held in United States financial institutions. At times, the Company may maintain balances in excess of the federally insured amounts.

Income taxes:

Prior to its Corporate Conversion, the Company was treated as a partnership for U.S. federal and state income tax purposes. Consequently, the Company passed its earnings and losses through to its members based on the terms of the Company’s Operating Agreement. Accordingly, no provision for income taxes is recorded in the accompanying financial statements for prior periods.

Following the Corporate Conversion, the Company's tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company's tax provision was nil for the three months ended March 31, 2021 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of March 31, 2021 and December 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

Equity-based compensation:

The Company accounts for equity-based compensation expense by the measurement and recognition of compensation expense for stock-based awards based on estimated fair values on the date of grant. The fair value of the options is estimated at the date of the grant using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, the most significant of which are the expected share price volatility, the expected life of the option award, the risk-free rate of return, and dividends during the expected term. Because the option-pricing model is sensitive to changes in the input assumptions, different determinations of the required inputs may result in different fair value estimates of the options.

The Company’s stock options or restricted stock units (“RSU”) do not trade on an active market. Volatility is a measure of the amount by which a financial variable, such as a stock price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of similar publicly traded companies that are in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted. The expected life is the period of time that the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company had insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

Comprehensive Loss

Comprehensive loss was equal to net loss for the three months ended March 31, 2021 and 2020.

3. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	March 31, 2021	December 31, 2020
Leasehold improvements	10 years	$4,310	$4,310
Furniture/Lab equipment	7 years	2,059	2,059
Computer equipment	5 years	14	14
Software/Website	3 years	38	38
Total property and equipment		6,421	6,421
Less accumulated depreciation and amortization		3,004	2,824
Property and equipment, net		$3,417	$3,597

Depreciation and amortization expense amounted to approximately $0.2 million for each of the three months ended March 31, 2021 and 2020.

4. Intangible assets, net

Major components of intangible assets as of March 31, 2021 are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$1,233	$(293)	$940
Patent Costs		466	-	466
Trademark costs		127	-	127
Total		$1,826	$(293)	$1,533

Major components of intangible assets as of December 31, 2020 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$1,233	$(279)	$954
Patent Costs		466	-	466
Trademark costs		127	-	127
Total		$1,826	$(279)	$1,547

Amortization expense related to intangible assets totaled less than $0.1 million for each of the three months ended March 31, 2021 and 2020.

Future amortization expense for intangible assets as of March 31, 2021 is approximately as follows (in thousands):

Year Ending December 31,	Amount
2021	$46
2022	62
2023	62
2024	62
2025	62
Thereafter	646
Total	$940

5. Leases

In accordance with Accounting Standards Update 2016-02, “Leases (Topic 842)”, the Company records a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of March 31, 2021, the ROU asset and lease liability were approximately $2.0 million and $3.5 million, respectively. As of December 31, 2020, the ROU asset and lease liability were approximately $2.1 million and $3.7 million, respectively.

Future minimum payments under the operating leases as of March 31, 2021 are as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining nine months)	$495
2022	671
2023	687
2024	702
2025	718
Thereafter	920
Total	4,193
Less: Interest	666
Present Value of Lease Liability	$3,527

During the three months ended March 31, 2021 and 2020, the Company incurred approximately $0.2 million and $0.3 million of total lease costs, respectively that are included in the general and administrative expenses in the statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending June 30, 2021, with three optional one-year renewal periods, and $10,000 in monthly payments. For the three months ended March 31, 2021, $30,000 was recognized as sublease income, and is included in other income in the accompanying statements of operations.

6. Members’ Equity and Stockholders’ Equity

IPO

On February 12, 2021, as part of the Company’s IPO, our Class A common stock began to trade on NASDAQ under the stock symbol “LGVN”. Pursuant to our IPO, the Company sold 2,660,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $26,600,000 prior to deducting underwriting discounts, commissions, and other offering expenses.

Immediately prior to the IPO, the Company converted its corporate form from a Delaware limited liability company to a Delaware corporation with the name change to Longeveron Inc. The conversion caused all existing Series A and B units to convert into Class B common stock and all existing Series C units to convert into Class A common stock. The purpose of the Corporate Conversion was to reorganize the Company structure so that the entity that offered the Company’s Class A common stock to the public is a Delaware corporation rather than a Delaware limited liability company, and so that the Company’s existing investors own the Company’s Class A common stock or Class B common stock rather than equity interests in a limited liability company.

On March 15, 2021, the Company sold 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses, pursuant to a partial exercise of the over-allotment option held by the underwriters.

Class A Common Stock

During the three months ended March 31, 2021 and prior to the Corporate Conversion, the Company issued 1,130 Series C Common Membership Units (“Series C Units”), as payment for existing consulting agreements, with an aggregate value of $0.1 million. As part of the Corporate Conversion, 63,893 outstanding Series C units (which includes the units referenced in the prior sentence) were converted into 344,077 shares of Class A common stock.

Also during the three months ended March 31, 2021, the Company issued 26,666 unregistered shares of Class A common stock shares, with an aggregate value of $0.2 million, as payment under consulting agreements.

During the year ended December 31, 2020, the Company issued 18,335 Series C Units for $1.1 million in cash. The Company also issued 734 Series C Units with an aggregate value of $0.1 million as payment under consulting agreements.

Class B Common Stock

As part of the Corporate Conversion, 2,000,000 outstanding Series A and B units were converted into 15,702,834 shares of Class B common stock.

The holders of Class B common stock may convert one share of Class B common stock into one share of Class A common stock. The holders of Class B common stock are entitled to five (5) votes per share, and holders of Class A common stock are entitled to one (1) vote per share.

Warrants

As a result of the IPO the underwriter received warrants to purchase 106,400 shares of Class A common stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six months from February 12, 2021, at a price of $12.00 per Class A common stock share. Total grant date fair value of warrants estimated using the Black-Scholes pricing model was approximately $0.5 million.

7. Equity Incentive Plan

As part of the IPO, on January 29, 2021, the Company adopted and approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The material terms of the 2021 Incentive Plan are summarized below.

On January 29, 2021, the Board approved the granting of 159,817 Series C RSUs, under the Company’s existing 2017 Longeveron LLC Incentive Plan (the “2017 Incentive Plan”), which thereafter converted to RSUs exercisable for Class A common stock as part of the Corporate Conversion in the IPO. More specifically, 159,817 RSUs were converted to 855,247 RSUs exercisable for Class A common stock. During February 2021, one employee resigned from the Company thereby forfeiting 16,113 RSUs, and 5,000 RSUs each were granted to six of the Directors. As of March 31, 2021, the Company had 869,134 RSUs granted and outstanding. RSUs have no exercise price and are convertible into Class A common stock shares upon meeting the vesting requirements. The RSUs shall vest, subject to the Participant’s continued Service to the Company, only upon satisfaction of both of the following criteria:

●	Time-Based Vesting: Subject to the attainment of a time vesting event, the RSUs shall vest in 25% increments per year, on each of the first, second, third and fourth anniversary of the date of grant. Such yearly vesting will vest pro-rata per quarter at the end of each quarter. However, vesting of certain RSUs have been accelerated as having been vested due to being earned for prior years of service, and hence are treated as earned “catch-up” awards; and

●	IPO Settlement Date: The IPO settlement date is a date on the third quarterly settlement date following the Company’s IPO. (This date will effectively be October 1, 2021).

The fair value of each RSU grant made during 2021 will be recognized as stock-based compensation ratably over the related vesting periods, which approximates the service period. As noted in the paragraph above, in order for RSUs to vest they must be held as of the IPO Settlement Date, which has been determined to be October 1, 2021. However, some RSUs with accelerated vesting as described above will be ratably vested over the seven and half month period ending on September 30, 2021.

Based upon a third party valuation, the calculated fair value of each RSU was $9.00. RSU activity for the three months ended March 31, 2021 was as follows:

Number of RSUs
Outstanding at December 31, 2020	-
RSU granted	885,247
RSU exercised	-
RSU expired/forfeited	16,113
Outstanding at March 31, 2021	869,134

For the three months ended March 31, 2021 and 2020, the equity-based compensation expense amounted to approximately $1,265,000 and $13,000, respectively, which is included in the research and development and general and administrative expenses in the accompanying statements of operations for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the remaining unrecognized equity based compensation of approximately $6.6 million will be recognized over approximately 2.75 years.

8. Commitments and Contingencies

Master Services Agreements:

As of March 31, 2021, the Company had two active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of less than $1.0. million for 2021.

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with its CSO. Under the agreement, the Company agreed to pay the CSO $270,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. As of March 31, 2021, the Company had an accrued balance due to the CSO of $0.3 million and a balance due of $0.3 million as of December 31, 2020.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a board member’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019 and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to 16,755 Class A common stock shares. As of March 31, 2021, and December 31, 2020, the Company owed less than $0.1 million, pursuant to this agreement, which is included in accounts payable in the accompanying March 31, 2021 and December 31, 2020 balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an exclusive license agreement with UM for the use of certain stem cell aging-related frailty technology rights developed by the CSO while employed at UM. The Company recorded the value of the membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay UM up to 3% of net sales on products or services developed from the technology. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. Under the agreement, the Company is required to pay an annual fee to UM. On December 11, 2017, the November 20, 2014 agreement with UM was amended. The amendment provided that for a $5,000 fee the dates of the milestone completions were amended and replaced as follows: (a) by December 31, 2021, to have completed Phase II clinical trials for the products; and (b) by September 1, 2025, to have completed Phase III clinical trials for products. In addition, one-year extensions may be granted on these milestone dates by making a payment of $5,000. Upon completion of the Phase II clinical trials, a milestone payment of $250,000 is due. Upon completion of the Phase III clinical trials, a milestone payment of $750,000 is due. As of March 31, 2020, the Company had accrued $50,000 based on the terms of the agreement. In addition, on November 14, 2014, as required by the license agreement the Company issued 20,000 series C membership units valued at $0.5 million to UM. The Company recorded this $500,000 as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. As of March 31, 2021, the Company had accrued $162,500 in milestone fees payable to UM based on the estimated progress to date.

The UM agreement was amended on March 3, 2021 to increase the license fee due to UM. The Company agreed to pay UM an additional fee, which will be recorded as legal costs, of $0.1 million, to defray patent costs, with $70,000 due within thirty (30) days of the effective date of the amendment, and the remainder to be paid in equal installments of $7,500 on the 2nd, 3rd, and 5th year anniversaries of the effective date. The Company also agreed to issue an additional 110,387 unregistered shares of Class A common stock shares to UM. The Company and UM agreed to the following modification of the milestone payments: (a) No payment will be due upon the completion of Phase 2 clinical trials for the product; (b) a one-time payment of $0.5 million, payable within six months of the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (c) a one-time payment of $0.5 million payable within six months of the receipt by the Company of approval for the first new drug application (“NDA”), biologics application (“BLA”), or other marketing or licensing application for the product; and (d) a one-time payment of $0.5 million payable within six months of the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendment also provided for the Company’s license of additional technology, to the extent not previously included in the UM License, and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS IND with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of the CSO for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty, 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the three months ended March 31, 2021 or year ended December 31, 2020 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

Contingencies – COVID-19 Pandemic

The COVID-19 outbreak could adversely impact the Company’s ability to conduct business in the future. In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, COVID-19, in China. As COVID-19 continues to spread globally, including throughout the United States, the Company may experience disruptions that could severely impact its business, including:

●	impact to the financial markets;
●	disruption in the ability to provide product in foreign markets;
●	disruption on the ability to source materials;
●	disruption in the ability to manufacture our product;
●	delays or difficulties in completing the Company’s regulatory work;
●	limitations on the Company’s employee resources ability to work, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	additional repercussions on the Company’s ability to operate its business.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions imposed by countries in which the Company conducts business, business closures or business disruption in the world, a reduction in time spent out of home and the actions taken throughout the world, including in the Company’s markets, to contain COVID-19 or treat its impact. The future impact of the outbreak is highly uncertain and cannot be predicted, and the Company cannot provide any assurance that the outbreak will not have a material adverse impact on the Company’s operations or future results or filings with regulatory health authorities. The extent of the impact to the Company, if any, will depend on future developments, including actions taken to contain COVID-19.

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

9. Short-term Note Payable

On September 27, 2020, the Company entered into a premium finance agreement to finance its insurance policies for approximately $63,000. The note requires down payment of $6,334, ratable monthly payments of $6,499, including interest at 5.353% and matures in June 2021. As of March 31, 2021, the outstanding balance was $19,000.

10. Long-term Loan

On April 16, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $300,390. The loan had interest at a rate of 1.00%, and initial maturity in 24 months. It was anticipated that not more than 25% of the forgiven amount may be for non-payroll costs. The Company also received $10,000 from the SBA for the Economic Relief Fund; this amount does not need to be repaid and was recorded as Other Income for the year ended December 31, 2020. As of December 31, 2020, the outstanding balance of the PPP loan was $300,390. On March 4, 2021, the full balance due for the PPP loan was forgiven by the SBA.

On May 12, 2020, the Company received a loan from the SBA pursuant to the Disaster Recovery Plan as part of the CARES Act in the amount of $150,000. This loan will require payments beginning on May 12, 2021 of $734 per month. The note will mature in 30 years and bears an interest rate of 3.75%. Due to part of the notes being due within one year, the Company recorded $4,009 and $138,879 in the current portion of loans line on the Balance Sheet as of March 31, 2021 and December 31, 2020, respectively.

Future debt obligations at March 31, 2020 for Long-term loans are as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining nine months)	$4
2022	3
2023	3
2024	3
2025	3
Thereafter	134
Total	$150

11. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $16,000 and $11,000 to the Plan during the year ended March 31, 2021 and 2020, respectively.

12. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended March 31,
	2021	2020
Equity awards	869	-
Warrants	106	-
Total	975	-

14. Subsequent Events

On April 22, 2021, the Company granted 64,125 Class A common stock options to its officers and employees. The stock options vest quarterly over four years at a rate of 25% per year. The stock options may not be exercised until after October 1, 2021. The stock options have an exercise price of $5.73, the closing price on April 22, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this document, the terms “Longeveron,” “Company,” “we,” “us,” and “our” refer to Longeveron Inc. We have no subsidiaries.

This Quarterly Report on Form 10-Q (this “10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current expectations about our future results, performance, prospects and opportunities. This 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

The forward-looking statements contained in this 10-Q are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this 10-Q is filed with the Securities and Exchange Commission (the “SEC”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this 10-Q is filed. In addition, this discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021 (“2020 10-K”). Operating results are not necessarily indicative of results that may occur in future periods.

Overview and Recent Developments

Overview

Pursuant to our IPO in February of 2021, we sold 2,660,000 shares of Class A common stock at an IPO price of $10.00 per share for aggregate gross proceeds of $26,600,000 prior to deducting underwriting discounts, commissions, and other offering expenses. On February 12, 2021, our Class A common stock began to trade on NASDAQ under the stock symbol “LGVN”.

On March 15, 2021, the underwriters of our IPO partially exercised its overallotment option, pursuant to which we sold 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses.

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

As of March 31, 2021, the U.S. FDA has authorized us to conduct six clinical trials evaluating Lomecel-B. We have completed five out of six of these studies, with the remaining currently ongoing study for ARDS anticipated to continue into 2022. Japan’s Pharmaceutical and Medical Device Agency (PMDA) approved a Clinical Trial Notification (CTN) submitted by the National Center for Geriatrics and Gerontology (NCGG) to conduct a Phase 2 study of Lomecel-B infusion in Japanese Aging Frailty subjects, and we expect this study to initiate in 2021. Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee. The Bahamas Registry Trial administers Lomecel-B to eligible participants at two private clinics in Nassau for a variety of indications. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in the Registry Trial.

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

We manufacture our own product candidates for clinical trials. In 2017 we opened a manufacturing facility comprised of eight clean rooms, two research and development laboratories, and warehouse and storage space. We have supply contracts with two third party suppliers for fresh bone marrow, which we use to produce our product candidate for clinical testing and research and development. From time to time, we enter into contract development and manufacturing contracts or arrangements with third parties who seek to utilize our product development capabilities.

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

Impact of COVID-19 Pandemic

We continue to monitor how the COVID-19 pandemic is affecting our employees, business, and clinical trials. In response to the spread of COVID-19, we have instructed all employees who can perform their essential employment duties from home to do so. Our laboratory scientists, cell processing scientists and other manufacturing personnel continue to work from our GMP facility on a day-to-day basis, and as such cell production has been minimally impacted. When the pandemic began to emerge in the U.S., most of our ongoing clinical trials had completed enrollment. However, a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because we primarily enroll elderly subjects in our trials, who are at particular risk for poor outcomes related to COVID-19 infection, we have experienced some disruption in executing the follow-up visits in our protocols. These disruptions were due to a number of reasons that include an unwillingness of the subject to leave their residence to visit the hospital or clinic, the inability to leave their residence due to regional “stay-at-home” orders, and temporary clinical site closures. We have attempted to mitigate this disruption by conducting remote visits where feasible (telemedicine), arranging for in-home visits for phlebotomy in order to collect blood samples and perform protocol-specific assessments if feasible, and amending protocols to increase the window of time for follow-up visits. In spite of these efforts, several subjects either missed their scheduled follow up visit, had their follow up visit outside of the protocol-defined window of time, or dropped out of the trial prior to completing. While we believe the number of instances where a visit was missed completely is small, we cannot predict whether this will have a material impact on our clinical results until the data from the trials are analyzed. If too many subjects drop-out or the protocol is no longer effective, we may have to restart the clinical trial entirely.

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

Recent Developments

In the first quarter of 2021 we announced successful completion of the following clinical trials:

●	Phase 2b clinical study of Lomecel-B infusion for subjects with Aging Frailty. This 150-subject, randomized, placebo-controlled multicenter trial is intended to evaluate the safety and tolerability of intravenous infusion of 4 different doses of Lomecel-B compared to placebo, and the effect on signs and symptoms of Aging Frailty, including exercise tolerance, mobility, and grip strength, and various other endpoints. The top-line trial results are anticipated in the third quarter of 2021.

●	Phase 1 clinical study of Lomecel-B injection in Hypoplastic Left Heart Syndrome (HLHS) subjects. This 10-subject open-label study evaluated the safety and tolerability of intramyocardial Lomecel-B injection during cardiac reconstructive surgery. Administration of Lomecel-B at doses of 2.5 × 10[6] cells/kg of body weight was shown to be well-tolerated, with no serious adverse events reported that were considered to be related to the investigational therapy. Full results expected in the second quarter of 2021, and Phase 2 trial expected to commence in second half of 2021. Additionally, we were granted expanded access (“compassionate use”) approval by the U.S. FDA for the administration of Lomecel-B to a child with HLHS. Lomecel-B was administered peri-operatively via intramyocardial injection, and the child was discharged from the hospital and is currently being followed per protocol.

We also expanded enrollment criteria for our Phase 1 ARDS “RECOVER” trial to include mild ARDS, in addition to moderate and severe ARDS. This trial is currently enrolling subjects with ARDS related to COVID-19 infection and is partially funded by a TEDCO grant from the Maryland Stem Cell Research Fund.

Additionally, we entered into an expanded and amended exclusive license agreement (ELA) related to Lomecel-B technology rights with the University of Miami (UM) and entered into a Cooperative Research and Development Agreement (CRADA) with UM.

Components of Our Results of Operations

Revenue

We have historically generated revenue from three sources:

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

Income Taxes

As of March 31, 2021, we were treated as a C corporation for federal and state income tax purposes. Prior to February 12, 2021, we were treated as a partnership for federal and state income tax purposes, whereby, we pass our earnings and losses through to our members based on the terms of our Operating Agreement. No provision for income taxes has been recorded for the three months ended March 31, 2021 and 2020. As we converted from an LLC to a C corporation during the year ended December 31, 2021, we may incur income taxes if we have earnings. At this time the Company has not evaluated the that impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Increase
	2021	2020	(Decrease)
Revenues	$376	$1,708	$(1,332)
Cost of revenues	227	896	(669)
Gross profit	149	812	(663)
Expenses
General and administrative	2,201	686	1,515
Research and development	1,350	289	1,061
Selling and marketing	56	50	6
Total operating expenses	3,607	1,025	2,582

Loss from operations	(3,458)	(213)	(3,245)
Forgiveness of Paycheck Protection Program loan	300	-	300
Other income	47	-	47
Net loss	$(3,111)	$(213)	$(2,898)

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended March 31, 2021 and 2020 were approximately $0.4 million and $1.7 million, respectively. Revenues for the three months ended March 31, 2021 were approximately $1.3 million, or 78%, lower when compared to the same period in 2020, primarily due to a decrease in clinical trial revenue year-over-year and grant revenue compared to that recorded in 2020. Grant revenue for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.9 million, respectively. Grant revenue for the three months ended March 31, 2021 was approximately $0.7 million, or 78% lower when compared to the same period in 2020, primarily due to a reduction in grant funds available due to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.8, respectively. Clinical trial revenue for the three months ended March 31, 2021 was approximately $0.6 million, or 78%, lower when compared to the same period in 2020. During the first quarter of 2021, clinical trial revenue, which is comprised of The Bahamas Registry Trial, was negatively impacted by COVID-19 travel restrictions, as participants continued to have concerns with respect to for international travel.

Related cost of revenues was approximately $0.2 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. Cost of revenues for the three months ended March 31, 2021 was approximately $0.7 million, or 75%, lower when compared to the same period in 2020, primarily due to lower cost of revenues for grants incurred in 2021 and lower costs related to the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.1 million for the three months ended March 31, 2021, a decrease of approximately $0.7 million, or 82%, when compared with a gross profit of approximately $0.8 million for the same period in 2020.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2021 increased to approximately $2.2 million, compared to $0.7 million for the same period in 2020. The increase of approximately $1.5 million, or 221%, was primarily related to an increase for compensation, insurance and professional expenses incurred during the current period; including $0.8 million of equity based compensation recorded for the RSUs granted. For 2021, general and administrative expenses consisted primarily of rent, professional fees, insurance, and paid and accrued compensation costs.

Research and Development Expenses: Research and development expenses for the three months ended March 31, 2021, increased to approximately $1.4 million, from approximately $0.3 million for the same period in 2020. The increase of $1.1 million, or 367%, was primarily due to an increase in research and development expenses that were not reimbursable by grants; including $0.4 million of equity based compensation recorded for the RSUs granted. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended March 31,
	2021	2020
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$361	$15
Supplies and costs to manufacture Lomecel-B	66	29
Employee compensation and benefits	171	80
Equity-based compensation	6	16
Depreciation	180	179
Amortization	15	17
Travel	9	4
Equity based compensation	437	-
Other activities	105	(51)
	$1,350	$289

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended March 31, 2021 and 2020 was approximately $0.1 million. Selling and marketing expenses consists primarily of marketing fees recorded for our clinical programs.

Forgiveness of Paycheck Protection Program loan: Forgiveness of Paycheck Protection Program loan for the three months ended March 31, 2021, increased to approximately $0.3 million, compared to $0 for the same period in 2020. The increase of $0.3 million, or 100% was due to the non-recurring nature of the forgiveness of the PPP loan.

Other Income: Other income for the three months ended March 31, 2021 was less than $0.1 million. Other income was primarily the result of $30,000 received in rental payments recorded from a sublease and $17,000 from a gain resulting from an equity exchange.

Net Loss: Net loss increased to approximately $3.1 million for the three months ended March 31, 2021, from a net loss of $0.2 million for the same period in 2020. The increase in the net loss of $2.9 million, or 1,361%, was for reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,032)	$(398)
Net cash used in investing activities	-	(140)
Net cash provided by financing activities	26,677	1,150
Net increase in cash and cash equivalents	$23,645	$612

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2021 was $3.0 million, consisting primarily of our net loss of $3.1 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses; including $1.3 million of equity based compensation recorded for the RSUs granted. Net cash used in operating activities for the three months ended March 31, 2020 was $0.4 million, consisting primarily of our net loss of $0.2 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2021 was nil because there were no purchases of property and equipment and capitalized intangible costs. Net cash used in investing activities for the three months ended March 31, 2020 was $0.1 million consisting of purchases of property and equipment and capitalized intangible costs.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2021 was $26.7 million consisting of: $26.1 million in net proceeds received from our IPO. Net cash provided by financing activities for the three months ended March 31, 2020 was $1.1 million consisting of $1.1 million in net proceeds received from subscription of our Series C membership units issued prior to our 2021 corporate conversion event.

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

To date, we have financed our operations primarily through our IPO, private equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $56.1 million in gross proceeds from the issuance of equity. As of March 31, 2021, we had $24.5 million in cash and cash equivalents and working capital of approximately $22.5 million. We have less than $0.1 million of indebtedness as of March 31, 2021 from loans provided by the Small Business Administration (SBA). Revenue from our Bahamas Registry Trial, after the Bahamas lifted its COVID-19 travel restrictions, has been slowed due to continued concerns with respect to international travel.

Capital in 2020

During 2020, we received $1.1 million from investors in exchange for 18,335 Series C membership units. These units were subsequently converted into shares of Class A Common Stock as part of our corporate conversion, as discussed below.

On September 15, 2020, we were awarded a $0.7 million grant from the Maryland Stem Cell Research Commission (TEDCO) for the use of our cell-based technology for ARDS due to COVID-19 and the Flu.

Capital in 2021

As part of our IPO, on February 12, 2021 our Class A common stock began to trade on NASDAQ under the stock symbol “LGVN”. Pursuant to the IPO, we sold 2,660,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $26.6 million prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, we granted the underwriters a 30-day option to purchase up to an additional 399,000 shares at the public offering price less the underwriting discounts and commissions.

On March 15, 2021, our underwriters partially exercised its over-allotment option, resulting in the sale of 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2.5 million prior to deducting underwriting discounts, commissions, and other offering expenses.

The underwriter also received warrants to purchase 106,400 Class A common stock shares. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six months from February 12, 2021, at a price of $12.00 per Class A common stock share.

Grant Awards

During the last several years we have been awarded several governmental and non-profit association grants. As of March 31, 2021, we have been awarded approximately $11.9 million, which is used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred, or supplies and materials are received. As of March 31, 2021, and December 31, 2020, the amount of unused grant funds that were available for us to draw was approximately $1.2 million and $1.4 million, respectively. The following table summarizes the grants awarded (in thousands).

Longeveron Project	Funding Agency(1)	Total Amount ($)	Status of Award
Aging Frailty Phase 2b Trial	SBIR (DHHS) NIA	3,957,813	Ongoing
Aging Frailty Phase 2b Trial	SBIR (DHHS) NIA	283,040	Complete
Alzheimer’s Disease Phase 1 Trial(2)	Alzheimer’s Association	3,000,000	Ongoing
Alzheimer’s Disease Phase 1 Trial	Alzheimer’s Association	1,000,000	Complete
The Metabolic Syndrome Sub-Study	STTR (DHHS) NIA	150,000	Complete
The Metabolic Syndrome Sub-Study	STTR (DHHS) NIA	901,486	Ongoing
Aging Frailty Influenza Vaccine Trial (“HERA”)	Maryland TEDCO	750,000	Complete
HLHS Phase 1 Trial	Maryland TEDCO	750,000	Complete
HLHS Phase 2 Trial(3)	UG3 (DHHS) NHLBI	477,566	Ongoing
ARDS Phase 1(4)	Maryland TEDCO	650,000	Ongoing
Total		11,919,905

(1)	SBIR=Small Business Innovation Research programs; STTR=Small Business Technology Transfer programs; DHHS=Department of Health and Human Services; NIA = National Institute on Aging; NHLBI=National Heart, Lung, and Blood Institute.

(2)	Under the grant award agreement with the Alzheimer’s Association, we may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

(3)	The HLHS Phase 2b clinical trial grant was awarded to the University of Maryland, and the trial will be conducted under our IND and will test Lomecel-B. The total award was $4.6 million, and we will receive approximately $0.5 million directly.

(4)	Maryland TEDCO has sent the first tranche of $325,000.

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

Contractual Obligations and Commitments

As of March 31, 2021, we have $4.2 million in operating lease obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material and they are not included in the table above.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition, results of operations and liquidity are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

We believe there have been no significant changes in our critical accounting policies and significant judgments and estimates as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 10-K.

Item 4. Controls and Procedures.

Disclosure controls and procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

In response to the COVID-19 pandemic, most of our corporate employees, including all those involved in the operation of our internal controls over financial report, have been working remotely since mid-March 2020.  Despite this change, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

Item 1A. Risk Factors.

The following disclosure supplements the discussion of certain risks and uncertainties previously disclosed in our 2020 10-K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business, results of operations, financial position or cash flows.

We face risks related to the current COVID-19 pandemic and other health epidemics and outbreaks.

The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has impacted our Bahamas Registry Trial business. It is also possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our collaborators’ planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing facility. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted. In addition, COVID-19 could materially and adversely impact our operations due to, among other factors:

●	a general decline in busines activity;

●	difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;

●	the potential negative impact on the health of our employees, especially if a significant number of them or any of their family members are impacted or if any of our senior leaders are impacted for an extended period of time;

●	the potential negative impact on our ability to monitor the investigative sites participating in our clinical studies in person or even remotely, which could result in a deviation from pre-pandemic protocols and/or site monitoring and data management plans, and delays in our ability to perform data-related tasks dependent on communications with personnel at the investigative sites, such as resolution of open data queries, the cumulative effects of which could lead to delayed or missed identification of non-compliance with good clinical practice (GCP), and/or unrecognized data errors.

●	potential delays in the preparation and submission of applications for regulatory approval of our products, as well as potential delays in FDA’s ability to review applications in a timely manner consistent with past practices;

●	potential difficulty in adequately overseeing and/or evaluating the manufacturing process at the facilities that will manufacture future commercial;

●	a deterioration in our ability to ensure business continuity during a disruption.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our 2020 10-K, such as those relating to our significant operating losses, our need for substantial additional funding to develop our products and support our operations, delays or difficulties in developing and commercializing our product candidates, and delays in clinical trials and regulatory approvals relating to our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to Item 3.02 of that certain Current Report on Form 8-K of the Company filed with the SEC on March 9, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1

Second Amendment to the Exclusive License Agreement with the University of Miami, dated March 3, 2021, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed March 9, 2021.

10.2

Collaborative Research and Development Agreement with the University of Miami, dated March 3, 2021, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed March 9, 2021.

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: May 14, 2021	/s/ Geoff Green
Geoff Green
Chief Executive Officer
(principal executive officer)

Date: May 14, 2021	/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial and accounting officer)