Form 10-Q
period 2021-06-30
Longeveron Inc.
filed 2021-08-13
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-40060

Longeveron Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-40060	47-2174146
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1951 NW 7th Avenue, Suite 520, Miami, Florida 33136

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (305) 909-0840

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	LGVN	The NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2021, the registrant had 3,411,796 shares of Class A common stock, $0.001 par value per shares, and 15,702,834 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited)	2
	Condensed Statements of Members’ Equity and Stockholders’ Equity for the three and six months ended June 30, 2021 and three and six months ended June 30, 2020 (unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4.	Controls and Procedures	30
PART II. OTHER INFORMATION
ITEM 1A.	Risk Factors	31
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 6.	Exhibits	32
SIGNATURES		33

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,833	$816
Short-term investments	4,555	-
Prepaid expenses and other current assets	593	52
Deferred offering costs	-	561
Accounts and grants receivable	130	420
Total current assets	22,111	1,849
Property and equipment, net	3,234	3,597
Intangible assets, net	2,390	1,547
Right-of-use (ROU) asset	1,945	2,070
Other assets	177	177
Total assets	$29,857	$9,240
Liabilities, members’ equity and stockholders’ equity
Current liabilities:
Accounts payable	$149	$1,590
Accrued expenses	1,277	1,542
Current portion of lease liability	524	511
Short-term note payable	-	38
Current portion of loans	5	139
Deferred revenue	230	10
Total current liabilities	2,185	3,830
Long-term liabilities:
Long-term loans	145	311
Lease liability	2,877	3,142
Total long-term liabilities	3,022	3,453
Total liabilities	5,207	7,283
Commitments and contingencies (Note 9)
Members’ equity and stockholders’ equity:
Members’ equity	-	1,957
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2021; no shares authorized, issued and outstanding, at December 31, 2020	-	-
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 3,411,796 shares issued and outstanding at June 30, 2021; no shares authorized, issued and outstanding, at December 31, 2020	3	-
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 15,702,834 shares issued and outstanding at June 30, 2021; no shares authorized, issued and outstanding, at December 31, 2020	16	-
Additional paid-in capital	59,745	-
Stock subscription receivable	(100)	-
Accumulated deficit	(35,014)	-
Total members’ equity and stockholders’ equity	24,650	1,957
Total liabilities, members’ equity and stockholders’ equity	$29,857	$9,240

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Grant revenue	$275	$868	$486	$1,814
Clinical trial revenue	214	-	379	762
Contract revenue	-	8	-	8
Total revenues	489	876	865	2,584
Cost of revenues	281	764	508	1,660
Gross profit	208	112	357	924

Operating expenses
General and administrative	3,257	649	5,460	1,335
Research and development	1,960	642	3,309	930
Selling and marketing	53	47	109	97
Total operating expenses	5,270	1,338	8,878	2,362
Loss from operations	(5,062)	(1,226)	(8,521)	(1,438)
Other income and (expenses)
Forgiveness of Paycheck Protection Program loan	-	-	300	-
Interest expense	(2)	-	(1)	-
Other income, net	54	10	101	10
Total other income and (expenses), net	52	10	400	10
Net loss	$(5,010)	$(1,216)	$(8,121)	$(1,428)
Basic and diluted net loss per share	$(0.26)	$(0.08)	$(0.44)	$(0.09)
Basic and diluted weighted average common shares outstanding	19,005,007	15,970,421	18,252,219	15,970,421

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Members’ Equity and Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020 (In Thousands, Except Share Amounts) (Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2019	1,000,000	$250	1,000,000	$1,832	43,695	$2,513	-	-	-	-	(150)	-	-	4,445
Series C units issued for cash	-	-	-	-	18,335	1,100	-	-	-	-	-	-	-	1,100
Issuance of Series C units as payment for amounts accrued	-	-	-	-	734	44	-	-	-	-	-	-	-	44
Equity-based compensation	-	-	-	-	-	24	-	-	-	-	-	-	-	24
Cash received pursuant to subscription receivable	-	-	-	-	-	-	-	-	-	-	50	-	-	50
Net loss	-	-	-	(1,414)	-	(14)	-	-	-	-	-	-	-	(1,428)

Balance at June 30, 2020	1,000,000	$250	1,000,000	$418	62,764	$3,667	-	$-	-	$-	$(100)	-	-	$4,235

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2020	1,000,000	$250	1,000,000	$(1,777)	62,764	$3,584	-	-	-	-	(100)	-	-	1,957
Conversion of Units into Class A and B common stock	(1,000,000)	(250)	(1,000,000)	1,777	(62,764)	(3,584)	338,030	-	15,702,834	16	-	28,934	(26,893)	-
Initial public offering and overallotment of Class A common stock, net of $2,969 in issuance costs	-	-	-	-	-	-	2,910,000	3	-	-	-	26,131	-	26,134
Class A common stock, issued for consulting	-	-	-	-	-	-	163,766	-	-	-	-	1,197	-	1,197
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	3,483	-	3,483
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(8,121)	(8,121)
Balance at June 30, 2021	-	-	-	-	-	-	3,411,796	3	15,702,834	16	(100)	59,745	(35,014)	24,650

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Members’ Equity and Stockholders’ Equity

For the Three Months Ended June 30, 2021 and 2020 (In Thousands, Except Share Amounts) (Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at March 31, 2020	1,000,000	$250	1,000,000	$1,621	62,764	$3,669	-	-	-	-	(100)	-	-	5,440
Equity-based compensation	-	-	-	-	-	11	-	-	-	-	-	-	-	11
Net loss	-	-	-	(1,203)	-	(13)	-	-	-	-	-	-	-	(1,216)

Balance at June 30, 2020	1,000,000	$250	1,000,000	$418	62,764	$3,667	-	$-	-	$-	$(100)	$-	$-	$4,235

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at March 31, 2021	-	$-	-	$-	-	$-	3,280,743	$3	15,702,834	$16	$(100)	56,580	(30,004)	$26,495
Class A common stock, issued for consulting	-	-	-	-	-	-	131,053	-	-	-	-	946	-	946
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	2,219	-	2,219
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,010)	(5,010)
Balance at June 30, 2021	-	-	-	-	-	-	3,411,796	3	15,702,834	16	(100)	59,745	(35,014)	24,650

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands) (Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(8,121)	$(1,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446	392
Forgiveness of Paycheck Protection Program loan	(300)	-
Change in fair value of short-term investments	(22)	-
Non-cash stock payments to employees and consultants	264	44
Equity-based compensation	3,483	23
Changes in operating assets and liabilities:
Accounts and grants receivable	291	3
Prepaid expenses and other current assets	(541)	(9)
Other assets	-	24
Accounts payable	(1,389)	(119)
Deferred revenue	220	(502)
Accrued expenses	(188)	51
ROU asset and lease liability	(127)	(105)
Net cash used in operating activities	(5,984)	(1,626)
Cash flows from investing activities
Short-term investments	(4,533)	-
Acquisition of intangible assets	(124)	(50)
Acquisition of property and equipment	-	(131)
Net cash used in investing activities	(4,657)	(181)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions and expenses	26,696	-
Proceeds from issuance of Series C units	-	1,100
Repayments of short-term note payable	(38)	-
Proceeds of long-term notes payables	-	450
Proceeds from subscription agreement	-	50
Net cash provided by financing activities	26,658	1,600
Increase in cash and cash equivalents	16,017	(207)
Cash and cash equivalents at beginning of the period	816	1,866
Cash and cash equivalents at end of the period	$16,833	$1,659
Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of Series A, B and C units into Class A and B common stock	$(2,057)	$-

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to the Condensed Financial Statements (Unaudited)

Three Month Periods Ended June 30, 2021 and 2020

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

On March 15, 2021, the Company’s underwriters partially exercised its over-allotment option, resulting in the Company selling an additional 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2.5 million prior to deducting underwriting discounts, commissions, and other offering expenses.

Basis of presentation:

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited Condensed Financial Statements should be read in conjunction with our Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended December 31 and the associated quarters of those fiscal years.

These Condensed Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Condensed Balance Sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $8.1 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $35.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of June 30, 2021, the Company had cash, and cash equivalents of $16.8 million and short-term investments of $4.6 million. The Company believes that its cash and cash equivalents as of June 30, 2021 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of these financial statements.

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

Accounting Standard Updates

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, “Income Taxes (Topic 740)”. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021 with no material impact on our consolidated financial statements.

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

Short-term investments:

Short-term investments at June 30, 2021 consist of marketable fixed income securities, primarily corporate bonds, which are categorized as available-for-sale securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 2 investments within the ASC 820 fair value hierarchy. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and / or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows.  In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the statement of operations. Changes in net unrealized gains and losses are reported in the statement of operations in the current period and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains and losses were not significant for the three and six months ended June 30, 2021, and there were no such changes for the three and six months ended June 30, 2020.

Inventory:

The Company will begin carrying inventory of its biological products on its balance sheets following commercial launch of such products. Inventory will consist of raw materials, biological products in process, and finished goods available for sale. The Company will determine its inventory values using the average cost method. Inventory will be valued at the lower of cost or net realizable value and will exclude units that the Company anticipates distributing for clinical evaluation. As of each of June 30, 2021 and December 31, 2020, all of the Company’s biological products were anticipated to be distributed for clinical evaluation.

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

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of June 30, 2021 and December 31, 2020 are certain to be collected, and no amount has been recognized for doubtful accounts. MSCRF-TEDCO generally advance grant funds and therefore a receivable is not usually recognized. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	June 30, 2021	December 31, 2020
Alzheimer’s Association – Grant	$-	$339
National Institutes of Health – Grant	130	66
Clinical Trial receivable	-	15
Total	$130	$420

Deferred offering costs:

The Company recorded certain legal, professional and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the applicable equity financing was consummated. After consummation of an equity financing, these costs will be recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. At June 30, 2021 the deferred offering costs accrued as of December 31, 2020 of $0.6 million were recorded to stockholder’s equity.

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

Intangible assets:

Intangible assets include payments on license agreements with the Company’s co-founder and chief scientific officer (“CSO”) and the University of Miami (“UM”) (see Note 9) and legal costs incurred related to patents and trademarks. License agreements have been recorded at the value of cash consideration, common stock and membership units transferred to the respective parties when acquired.

Payments on license agreements are amortized using the straight-line method over the estimated useful life of 20 and 5 years. Patents are amortized over their estimated useful life, once issued. The Company considers trademarks to have an indefinite useful life and evaluates them for impairment on an annual basis. Amortization expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to the Company’s clinical programs.

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets as of June 30, 2021 and December 31, 2020.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the six months ended June 30, 2021 and 2020, the Company recognized $0 and $0.5 million, respectively, of funds that were previously classified as deferred revenue ($0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively).

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

Revenue by source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
National Institute of Health - Grant	$130	$629	$130	$1,343
Clinical trial revenue	214	-	379	762
Alzheimer’s Association - Grant	91	243	261	440
MSCRF – TEDCO[1] - Grant	54	(4)	95	31
Contact manufacturing revenue	-	8	-	8
Total	$489	$876	$865	$2,584

[1]	Maryland Stem Cell Research Fund (MSCRF) - Maryland Technology Development Corporation (TEDCO)

The Company records cost of revenues based on expenses directly related to revenue. For Grants, the Company records allocated expenses for Research and development costs to a grant as a cost of revenues. For the Clinical trial revenue directly related expenses for that program are allocated and expensed as incurred. These expenses are similar to those described under “Research and development expense” below.

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments and accounts and grants receivable. Cash and cash equivalents are held in United States financial institutions. At times, the Company may maintain balances in excess of the federally insured amounts.

Income taxes:

Prior to its Corporate Conversion, the Company was treated as a partnership for U.S. federal and state income tax purposes. Consequently, the Company passed its earnings and losses through to its members based on the terms of the Company’s Operating Agreement. Accordingly, no provision for income taxes is recorded in the accompanying financial statements for prior periods.

Following the Corporate Conversion, the Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was nil for the six months ended June 30, 2021 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of June 30, 2021 and December 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

Neither the Company’s stock options or restricted stock units (“RSUs”) do not trade on an active market. Volatility is a measure of the amount by which a financial variable, such as a stock price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of similar publicly traded companies that are in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted. The expected life is the period of time that the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company had insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

Comprehensive Loss

Comprehensive loss was equal to net loss for the six months ended June 30, 2021 and 2020.

3. Short-term investments

Short-term investments consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Fixed income bond funds	$4,533	22	-	4,555
Total short-term investments	$4,533	22	-	$4,555

As of December 31, 2020, the Company did not have any short-term investments.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	June 30, 2021	December 31, 2020
Leasehold improvements	10 years	$4,310	$4,310
Furniture/Lab equipment	7 years	2,059	2,059
Computer equipment	5 years	14	14
Software/Website	3 years	38	38
Total property and equipment		6,421	6,421
Less accumulated depreciation and amortization		3,187	2,824
Property and equipment, net		$3,234	$3,597

Depreciation and amortization expense amounted to approximately $0.2 and $0.4 million for each of the three and six months ended June 30, 2021 and 2020, respectively.

5. Intangible assets, net

Major components of intangible assets as of June 30, 2021 are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	5-20 years	$2,043	$(363)	$1,680
Patent Costs		563	-	563
Trademark costs		147	-	147
Total		$2,753	$(363)	$2,390

Major components of intangible assets as of December 31, 2020 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$1,233	$(279)	$954
Patent Costs		466	-	466
Trademark costs		127	-	127
Total		$1,826	$(279)	$1,547

Amortization expense related to intangible assets totaled less than $0.1 million for each of the three and six months ended June 30, 2021 and 2020.

Future amortization expense for intangible assets as of June 30, 2021 is approximately as follows (in thousands):

Year Ending December 31,	Amount
2021	$112
2022	224
2023	224
2024	224
2025	224
Thereafter	672
Total	$1,680

6. Leases

In accordance with Accounting Standards Update 2016-02, “Leases (Topic 842)”, the Company records a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of June 30, 2021, the ROU asset and lease liability were approximately $1.9 million and $3.4 million, respectively. As of December 31, 2020, the ROU asset and lease liability were approximately $2.1 million and $3.7 million, respectively.

Future minimum payments under the operating leases as of June 30, 2021 are as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining nine months)	$330
2022	671
2023	687
2024	702
2025	718
Thereafter	920
Total	4,028
Less: Interest	627
Present Value of Lease Liability	$3,401

During the three and six months ended June 30, 2021 and 2020, the Company incurred approximately $0.2 million and $0.4 million of total lease costs, respectively, that are included in the general and administrative expenses in the statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending June 30, 2021, with three optional one-year renewal periods, and $10,000 in monthly payments. For the six months ended June 30, 2021, $60,000 was recognized as sublease income, and is included in other income in the accompanying statements of operations.

7. Members’ Equity and Stockholders’ Equity

IPO

The Corporate Conversion undertaken immediately prior to the IPO, the Company converted its corporate form from a Delaware limited liability company to a Delaware corporation with the name change to Longeveron Inc. The conversion caused all existing Series A and B units to convert into Class B common stock and all existing Series C units to convert into Class A common stock. The purpose of the Corporate Conversion was to reorganize the Company structure so that the entity that offered the Company’s Class A common stock to the public was a Delaware corporation rather than a Delaware limited liability company, and so that the Company’s existing investors own the Company’s Class A common stock or Class B common stock rather than equity interests in a limited liability company.

On March 15, 2021, the Company sold 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses, pursuant to a partial exercise of the over-allotment option held by the underwriters.

Class A Common Stock

During the six months ended June 30, 2021 and prior to the Corporate Conversion, the Company issued 1,130 Series C Common Membership Units (“Series C Units”), as payment for existing consulting agreements, with an aggregate value of $0.1 million. As part of the Corporate Conversion 63,893 outstanding Series C units (which includes the units referenced in the prior sentence) converted into 344,077 shares of Class A common stock.

Also, during the three and six months ended June 30, 2021, the Company issued 131,053 and 157,719 unregistered shares of Class A common stock shares, with an aggregate value of $0.9 million and $1.1 million, respectively, as payment under consulting and license agreements.

During the six months ended June 30, 2020, the Company issued 18,335 Series C Units for $1.1 million in cash (none during the three months ended June 30, 2021). The Company also issued 734 Series C Units with an aggregate value of $0.1 million as payment under consulting agreements.

Class B Common Stock

As part of the Corporate Conversion, 2,000,000 outstanding Series A and B units were converted into 15,702,834 shares of Class B common stock.

The holders of Class B common stock may convert each share of Class B common stock into one share of Class A common stock. The holders of Class B common stock are entitled to five (5) votes per share, and holders of Class A common stock are entitled to one (1) vote per share.

Warrants

As part of the IPO the underwriter received warrants to purchase 106,400 shares of Class A common stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per Class A common stock share. Total grant date fair value of warrants estimated using the Black-Scholes pricing model was approximately $0.5 million.

8. Equity Incentive Plan

RSUs

As part of the IPO, on January 29, 2021, the Company adopted and approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The material terms of the 2021 Incentive Plan are summarized below.

On January 29, 2021, the Board approved the granting of 159,817 Series C RSUs under the Company’s existing 2017 Longeveron LLC Incentive Plan (the “2017 Incentive Plan”), which thereafter converted to RSUs exercisable for Class A common stock as part of the Corporate Conversion. More specifically, 159,817 RSUs were converted to 855,247 RSUs exercisable for Class A common stock. During February 2021, one employee resigned from the Company thereby forfeiting 16,113 RSUs, and 5,000 RSUs each were granted to eight of the Company’s Directors. RSUs have no exercise price and are convertible into Class A common stock shares upon meeting the vesting requirements. The RSUs shall vest, subject to the Participant’s continued Service to the Company, only upon satisfaction of both of the following criteria:

●	Time-Based Vesting: Subject to the attainment of a time vesting event, the RSUs shall vest in 25% increments per year, on each of the first, second, third and fourth anniversary of the date of grant. Such yearly vesting will vest pro-rata per quarter at the end of each quarter. However, vesting of certain RSUs have been accelerated as having been earned for prior years of service, and hence are treated as earned “catch-up” awards; and

●	IPO Settlement Date: The IPO settlement date is a date on the third quarterly settlement date following the Company’s IPO (this date will effectively be October 1, 2021).

The fair value of each RSU grant made during 2021 will be recognized as stock-based compensation ratably over the related vesting periods, which approximates the service period, except for the Company’s Directors which vest over two years and 50% of the RSUs are vest on grant date, while the remaining vest 25% on each anniversary. As noted in the paragraph above, in order for RSUs to vest they must be held as of the IPO Settlement Date, which has been determined to be October 1, 2021. However, some RSUs with accelerated vesting as described above will be ratably vested over the seven and half month period ending on September 30, 2021. Based upon a third party valuation, the calculated fair value of each RSU was $9.00.

On June 3, 2021, the Company granted 5,000 Class A common stock RSUs to a new board member. The RSUs have no exercise price. As of June 30, 2021, the Company had 879,134 RSUs granted and outstanding.

RSU activity for the six months ended June 30, 2021 was as follows:

Number of RSUs
Outstanding at December 31, 2020	-
RSU granted	895,247
RSU exercised	-
RSU expired/forfeited	(16,113)
Outstanding at June 30, 2021	879,134

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of options is equal to the fair market value of the Company’s Class A common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The 2021 Incentive Plan provides for equity grants to be granted up to 5% of the outstanding common stock shares.

The fair value of the options issued are estimated using the Black-Scholes option-pricing model and have the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility of 95%; and risk-free interest rate based on the grant date ranging from of 1.23% to 1.62%. Each option grant made during 2021 will be expensed ratably over the option vesting periods, which approximates the service period.

As of June 30, 2021, the Company has recorded issued and outstanding options to purchase a total of 109,125 shares of Class A common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $5.67 per share.

For the six months ended June 30, 2021:

Number of Stock Options
Stock options vested (based on ratable vesting)	6,822
Stock options unvested	102,303
Total stock options granted at June 30, 2021	109,125

Stock Option activity for the six months ended June 30, 2021 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	-
Options granted	109,125	$5.67
Options exercised	-	-
Options expired/forfeited	-	-
Outstanding at June 30, 2021	109,125	$5.67

On April 22, 2021, the Company granted awards of 64,125 Class A common stock options to employees. The stock options awards have four-year vesting periods, that vests 25% per year, and have an exercise price of $5.73. Based upon a Black-Scholes calculation the price per share to be expensed was $5.03 and a total cost of $0.3 million would be expensed ratably over 48 months.

On May 5, 2021, the Company granted an award of 10,000 Class A common stock options to an employee. The stock option award has a four-year vesting period, that vests 25% per year, and has an exercise price of $5.89. Based upon a Black-Scholes calculation the price per share to be expensed was $5.17 and a total cost of less than $0.1 million would be expensed ratably over 48 months.

On May 17, 2021, the Company granted an award of 30,000 Class A common stock options to an employee. The stock option award has a four-year vesting period, that vests 25% per year, and has an exercise price of $5.29. Based upon a Black-Scholes calculation the price per share to be expensed was $4.64 and a total cost of less than $0.1 million would be expensed ratably over 48 months.

On June 1, 2021, the Company granted an award of 5,000 Class A common stock options to an employee. The stock option award has a four-year vesting period, that vests 25% per year, and has an exercise price of $6.77. Based upon a Black-Scholes calculation the price per share to be expensed was $5.94 and a total cost of $0.1 million would be expensed ratably over 48 months.

For the six months ended June 30, 2021 and 2020, the equity-based compensation expense amounted to approximately $3.5 million ($2.2 million for the three months ended June 30, 2021) and $24,000 ($11,000 for the three months ended June 30, 2020), respectively, which is included in the research and development and general and administrative expenses in the accompanying statements of operations for the six months ended June 30, 2021 and 2020. As of June 30, 2021, the remaining unrecognized equity based compensation of approximately $5.0 million will be recognized over approximately 2.5 years.

9. Commitments and Contingencies

Master Services Agreements:

As of June 30, 2021, the Company had two active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of less than $1.0 million for 2021.

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with its CSO. Under the agreement, the Company agreed to pay the CSO $270,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. As of June 30, 2021, the Company had an accrued balance due to the CSO of $0.3 million and as of December 31, 2020 had a balance due of $0.3 million.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a board member’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019 and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to 16,755 Class A common stock shares as part of the Corporate Conversion. As of June 30, 2021, and December 31, 2020, the Company owed less than $0.1 million, pursuant to this agreement, which is included in accounts payable in the accompanying June 30, 2021 and December 31, 2020 balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an exclusive license agreement with UM for the use of certain stem cell aging-related frailty technology rights developed by the CSO while employed at UM. The Company recorded the value of the membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay UM up to 3% of net sales on products or services developed from the technology. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. Under the agreement, the Company is required to pay an annual fee to UM. As of June 30, 2020, the Company had accrued $50,000 based on the terms of the agreement. In addition, on November 14, 2014, as required by the license agreement the Company issued 20,000 series C membership units valued at $0.5 million to UM. The Company recorded this $500,000 as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. As of June 30, 2021, the Company had accrued less than $0.1 million in milestone fees payable to UM based on the estimated progress to date.

The UM agreement was amended on March 3, 2021 to increase the license fee due to UM. The Company agreed to pay UM an additional fee, which will be recorded as legal costs, of $0.1 million, to defray patent costs, with $70,000 due within thirty (30) days of the effective date of the amendment, and the remainder to be paid in equal installments of $7,500 on the 2nd, 3rd, and 5th year anniversaries of the effective date. The Company also agreed to issue an additional 110,387 unregistered shares of Class A common stock shares to UM. The Company recorded this $0.8 million as an intangible asset that is amortized over the life of the license agreement which was defined as 5 years. The Company and UM agreed to the following modification of the milestone payments: (a) No payment will be due upon the completion of Phase 2 clinical trials for the product; (b) a one-time payment of $0.5 million, payable within six months of the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (c) a one-time payment of $0.5 million payable within six months of the receipt by the Company of approval for the first new drug application, biologics application, or other marketing or licensing application for the product; and (d) a one-time payment of $0.5 million payable within six months of the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendment also provided for the Company’s license of additional technology, to the extent not previously included in the UM License, and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS IND with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with JMHMD Holdings, LLC, an affiliated entity of the CSO for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the six months ended June 30, 2021 or year ended December 31, 2020 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

Contingencies – COVID-19 Pandemic

The COVID-19 outbreak has impacted, and in the future could continue to adversely impact the Company’s ability to conduct business in the future. In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, COVID-19, in China. As COVID-19 continues to spread globally, including throughout the United States, the Company may experience disruptions that could severely impact its business, including:

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

10. Short-term Note Payable

On September 27, 2020, the Company entered into a premium finance agreement to finance its insurance policies for approximately $63,000. The note requires down payment of $6,334, ratable monthly payments of $6,499, including interest at 5.353% and matures in June 2021. As of June 30, 2021, the outstanding balance was paid in full.

11. Long-term Loan

On April 16, 2020, the Company received a loan from the Small Business Administration (“SBA”) pursuant to the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the amount of $300,390. The loan had interest at a rate of 1.00%, and initial maturity in 24 months. It was anticipated that not more than 25% of the forgiven amount may be for non-payroll costs. The Company also received $10,000 from the SBA for the Economic Relief Fund; this amount does not need to be repaid and was recorded as Other Income for the year ended December 31, 2020. As of December 31, 2020, the outstanding balance of the PPP loan was $300,390. On March 4, 2021, the full balance due for the PPP loan was forgiven by the SBA.

On May 12, 2020, the Company received a loan from the SBA pursuant to the Disaster Recovery Plan as part of the CARES Act in the amount of $150,000. The Company began repayment on July 20, 2021 of $731 per month. The note will mature in 30 years and bears an interest rate of 3.75%. Due to part of the notes being due within one year, the Company recorded $5,000 and $139,000 in the current portion of loans line on the Balance Sheet as of June 30, 2021 and December 31, 2020, respectively.

Future debt obligations at June 30, 2020 for Long-term loans are as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining six months)	$4
2022	3
2023	3
2024	3
2025	3
Thereafter	134
Total	$150

12. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $31,000 and $21,000 to the Plan during the six months ended June 30, 2021 and 2020, respectively and $15,000 and $10,000 for the three months ended June 30, 2021 and 2020, respectively.

13. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. These common share equivalents were as follows at June 30, 2021 and 2020:

	June 30,
	2021	2020
RSUs	879	-
Stock options	109	-
Warrants	106	-
Total	1,094	-

14. Subsequent Events

On July 20, 2021, the Company granted 225,000 Class A common stock options to executives. Mr. Green was granted 75,000 Class A common stock options and Mr. Lehr, Dr. Hare and Mr. Clavijo were granted 50,000 Class A common stock options. The stock options had four-year vesting, that vests 12.5% on July 22, 2021 and the remaining vests equally over the remaining four years, and an exercise price of $6.08. Based upon a Black-Scholes calculation the price per share to be expensed was $5.32 and a total cost of $1.2 million would be expensed ratably over 48 months.

Further on July 20, 2021, the Company changed the base compensation for its executive team; retroactive to February 12, 2021. The primary change was that the annual base salaries were changed for: Mr. Green, Mr. Lehr, Dr. Hare and Mr. Clavijo to $340,000, $300,000, $265,000 and $270,000. The Company also provided for an annual cash bonus which will be recorded and expensed when paid and shall be paid with the following conditions: Annual Cash Bonus for current year shall be paid at the rate of 33% of base salary for the Mr. Green and at 27% of the base salary for the Dr. Hare and at 25% of the respective base salaries for the Mr. Lehr and Mr. Clavijo, according to the following milestones/ company: 20% if budget revenues during the prior year review period meet projections; 20% if earnings/losses during the prior year review period are on budget (within 15%); 20% if stock price during the prior year review period has reached over $10/share; 20% if stock price during the prior year review period has reached over $12/share; 20% if stock price during the prior year review period has reached over $15/share. In addition, the Company granted a bonus for the completion of the IPO to Mr. Green, Mr. Lehr and Dr. Hare of $100,000, $75,000 and $75,000. The bonus would be paid out in cash and RSUs. With Mr. Green, Mr. Lehr and Dr. Hare receiving 8,223, 6,167 and 12,335 RSUs each. The RSU were issued based on a fair market value at the time of grant, July 20, 2021, of $6.08. The adjustments to base salaries and the IPO bonuses were recorded and expensed as of June 30, 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this document, the terms “Longeveron,” “Company,” “we,” “us,” and “our” refer to Longeveron Inc. We have no subsidiaries.

This Quarterly Report on Form 10-Q (this “10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current expectations about our future results, performance, prospects and opportunities. This 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview and Recent Developments

Overview

We are a clinical stage biotechnology company developing cellular therapies for aging-related and life-threatening conditions. Our lead investigational product is Lomecel-B, which is derived from culture-expanded Medicinal Signaling Cells (MSCs) sourced from bone marrow of young healthy adult donors. As a company in the regenerative medicine field, we believe that by using allogeneic MSCs that promote tissue repair, organ maintenance, and immune system function, we can develop safe and effective therapies for some of the most difficult disorders associated with the aging process, in addition to other life-threatening diseases.

We currently have clinical research programs in the following diseases or conditions: Aging Frailty, Alzheimer’s disease, the Metabolic Syndrome, Acute Respiratory Distress Syndrome (ARDS) due to either COVID-19 or influenza infection, and Hypoplastic Left Heart Syndrome (HLHS). Our mission is to advance, either independently, or with an industry partner, Lomecel-B and other cell-based product candidates into Phase 3 (i.e. pivotal) trials for multiple indications, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

Status of US Trials of Lomecel-B

As of June 30, 2021, the U.S. FDA has authorized us to conduct six (6) clinical trials evaluating Lomecel-B. We have completed four (4) out of six of these studies.

Title	Status
A Phase 1 Double-blinded, Randomized, Placebo-controlled Study for COVID-19 and Influenza Virus-Elicited Acute Respiratory Distress Syndrome (ARDS) Using Longeveron Mesenchymal Stem Cells (LMSCs)	Enrollment ongoing. Estimated completion in 2022
A Phase 2b, Randomized, Blinded and Placebo-Controlled Trial to Evaluate the Safety and Efficacy of Longeveron Allogenic Human Mesenchymal Stem Cells Infusion in Patients With Aging Frailty	Trial complete. Results announced August 13th, 2021
Effects of Intravenous Delivery of Longeveron Human Mesenchymal Stem Cells (LMSCs) on Vaccine-Specific Antibody Responses in Subjects with Aging Frailty (“HERA” Trial).	Trial complete. Top line data anticipated in Q3 2021.
A Phase, I Prospective, Randomized, Double-Blinded, Placebo-controlled, Trial to Evaluate the Safety and Potential Efficacy of Longeveron Allogeneic Human Mesenchymal Stem Cell (LMSCs) Infusion Versus Placebo in Patients with Alzheimer’s Disease	Trial complete. Results announced April 14th, 2021.
Allogeneic Human Mesenchymal Stem Cell (MSC) Injection in Patients with Hypoplastic Left Heart Syndrome: A Phase I/II Study (ELPIS)	Trial complete. Top line safety results announced in Q2 2021; additional data anticipated in Q3 2021.
Evaluation of Lomecel-B™ Injection in Patients with Hypoplastic Left Heart Syndrome: A Phase IIb Clinical Trial.	Enrollment initiated June 2021.

In addition, we anticipate initiating a US Phase 2 trial in Alzheimer’s disease later in 2021.

Status of Japan Trial of Lomecel-B

Japan’s Pharmaceutical and Medical Device Agency (PMDA) approved a Clinical Trial Notification (CTN) submitted by the National Center for Geriatrics and Gerontology (NCGG) to conduct a Phase 2 study of Lomecel-B infusion in Japanese Aging Frailty subjects, and we expect this study to initiate in 2021. The trial is a 45-subject, randomized, placebo-controlled double blind study testing 50 million cell Lomecel-B (n=15), 100 million cell Lomecel-B (n=15), and placebo (n=15).

Bahamas Treatment Registry Trial

Since 2017 we have sponsored a registry in The Bahamas under the approval and authority of the Ministry of Health’s National Stem Cell Ethics Committee (NSCEC). The Bahamas Registry Trial administers Lomecel-B to eligible participants at two private clinics in Nassau for a variety of indications. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms from the NSCEC, we are permitted to charge a fee to participate and receive Lomecel-B.

Strategy

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

When appropriate funding opportunities arise, we routinely apply for grant funding to support our ongoing research and since 2016 we have received approximately $16.0 million in grant awards ($11.9 million of which has been directly awarded to us and is recognized as revenue when the performance obligations are met) from the National Institute on Aging (NIA) of the National Institutes of Health (NIH), National Heart Lung and Blood Institute (NHLBI) of the NIH, the Alzheimer’s Association, and the Maryland Stem Cell Research Fund (MSCRF) of the Maryland Technology Development Corporation (TEDCO).

Impact of COVID-19 Pandemic

We continue to monitor how the COVID-19 pandemic is affecting our employees, business, and clinical trials. In response to the spread of COVID-19, any employee who can perform their essential employment duties from home may continue to do so at their choice. Our laboratory scientists, cell processing scientists and other manufacturing personnel continue to work from our GMP facility on a day-to-day basis, and as such cell production has been minimally impacted. When the pandemic began to emerge in the U.S., most of our ongoing clinical trials had completed enrollment. However, a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because we primarily enroll elderly subjects in our trials, who are at particular risk for poor outcomes related to COVID-19 infection, we have experienced some disruption in executing the follow-up visits in our protocols. These disruptions were due to a number of reasons that include an unwillingness of the subject to leave their residence to visit the hospital or clinic, the inability to leave their residence due to regional “stay-at-home” orders, and temporary clinical site closures. We have attempted to mitigate this disruption by conducting remote visits where feasible (telemedicine), arranging for in-home visits for phlebotomy in order to collect blood samples and perform protocol-specific assessments if feasible, and amending protocols to increase the window of time for follow-up visits. In spite of these efforts, several subjects either missed their scheduled follow up visit, had their follow up visit outside of the protocol-defined window of time, or dropped out of the trial prior to completing. While we believe the number of instances where a visit was missed completely is small, we cannot predict whether this will have a material impact on our clinical results until the data from the trials are analyzed. If too many subjects drop-out or the protocol is no longer effective, we may have to restart the clinical trial entirely.

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

Recent Developments

Clinical Developments

●	On August 13th, 2021 we announced the top line results of the Phase 2b US Aging Frailty trial. One hundred and forty-eight (148) subjects were randomized and received a single peripheral intravenous infusion of Lomecel-B (25 million cells, 50 million cells, 100 million cells or 200 million cells), or placebo, followed by a 52-week observation period to evaluate safety and efficacy. The Phase 2b trial was conducted at 8 hospitals and clinics, primarily in South Florida, including the Miami VA Healthcare System, and was funded by a Small Business Administration Grant (SBIR) grant from the NIH’s National Institute on Aging (NIA).

The pre-specified statistical analysis plan for the primary efficacy endpoint, change in six-minute walk test distance at 180 days post-infusion, involved a primary analysis and a secondary analysis:

o	Primary analysis of the primary efficacy endpoint: The primary analysis compared the change from baseline in 6MWT distance for the four Lomecel-B cohorts to the placebo cohort at Day 180. There were statistically significant increases in the highest 3 doses--50 million, 100 million and 200 million Lomecel-B cohorts--and no significant changes in the placebo or lowest dose of Lomecel-B (25 million=7.8 meters, p=0.5040; 50 million=35.8 meters, p=0.0053; 100 million=24.9 meters p=0.0443; 200 million=49.3 meters, p=0.0065; placebo=8.0 meters, p=0.5371). However, after adjusting for multiple comparisons using the Hochberg method (1988), the four Lomecel-B cohorts did not show a statistically significant placebo-adjusted difference (Δ) (25 million Δ=-0.2, p=0.9902; 50 million Δ=27.7, p=0.1279; 100 million Δ=16.8, p=0.3472; 200 million Δ=41.3, p=0.0635).

o	Secondary analysis of the primary efficacy endpoint: The secondary analysis was to determine whether a dose-response relationship exists using the multiple comparisons and modeling approach by Bretz et. al (2003). The results showed a clear, statistically significant dose-response curve at day 180. Among the various dose-response curves evaluated (Emax, Linear, Exponential, Quadratic, and Sigmoid Emax), all had p-values of less than 0.05, with the Sigmoid Emax model having the most significant dose-response relationship (p=0.0170).

Despite not achieving the statistical significance for the pairwise comparison to placebo at Day 180, significant differences from placebo were observed at Day 270, which was a pre-specified exploratory endpoint (25 million Δ=27.5, p=0.1530; 50 million Δ=49.2, p=0.0122; 100 million Δ=31.0, p=0.1071; 200 million Δ=63.4, p=0.0077).

The study’s key secondary endpoints were day 180 change in the patient reported outcome questionnaire PROMIS--Physical Function—Short Form 20a (SF-20a) total score and day 180 change in serum levels of tumor necrosis factor alpha (TNF-α), an inflammatory cytokine. Lomecel-B cohorts did not show a statistically significant difference compared to the placebo cohort in the SF-20a score, and the TNF- analysis is pending. The remainder of the endpoints, which included assessments of physical function, sexual function, fear and risk of falling, depression, cognition, frailty status, pulmonary function, and clinical outcomes, were considered exploratory and Lomecel-B-treated groups did not show significant differences versus placebo at most of the time points for any of the endpoints.

●	In the second quarter of 2021 we announced successful completion of our Aging Frailty influenza vaccine trial (“HERA” trial). Top-line data from this trial are anticipated in the third quarter of this year. The two-phase, multicenter, randomized, double-blinded, placebo-controlled study was conducted at seven hospitals and clinics throughout Florida and Maryland, and was supported in part by a grant from a Maryland Stem Cell Research Fund and the NIA. The primary objectives of the study were to assess safety, and efficacy of Lomecel-B to improve response to influenza vaccine through measurement of serum antibodies. Additional efficacy measures include assessments of physical strength and endurance, quality-of-life and activities of daily living assessments, cognitive function, and blood-based biomarkers.

●	In the second quarter we announced additional clinical results from our Phase 1 Alzheimer’s disease trial. The trial, funded in part by an Alzheimer’s Association Part the Cloud Challenge on Neuroinflammation grant, used a randomized, placebo-controlled double-blind design testing single i.v. infusion of Lomecel-B 20 million cells (“low-dose”; (n=15)), Lomecel-B 100 million cells (“high-dose”; n=10)), or placebo (n=8). Key results from this trial include demonstrating safety and tolerability in the target patient population, with no ARIA, and a slowing of cognitive decline in the low-dose Lomecel-B group (20 million cells) compared to placebo as measured by the Mini Mental State Exam. Our Phase 1 Alzheimer’s disease clinical data was presented as a poster presentation at the 2021 Annual Alzheimer’s Association International Conference (AAIC) Annual Meeting in July 2021. A copy of the poster is available on the Company website.

●	On July 6, 2021, we announced that the first subject treated in the Phase 2 randomized, double-blind, controlled clinical trial evaluating Lomecel-B intraventricular injection in infants with HLHS. With a target enrollment of 38 infants, the trial will be enrolling in 7 children’s hospitals in major metropolitan centers located throughout the United States

Corporate Developments

●	We expanded our senior management team with the addition of Dr. Dan Gincel, Senior Vice President of Strategic Collaborations & Scientific Affairs. Dr. Gincel has over 20 years of leadership experience overseeing development and commercialization of regenerative medicines, including cell and gene therapies, as well as establishing public-private collaborations and corporate partnerships. Previously, he served as Vice President of University Partnerships and a member of the Executive Leadership Team at the MSCRF-TEDCO, where he oversaw programs to accelerate the commercialization of technologies from federal, state, and private Maryland research institutions.

●	We appointed Ursula Ungaro, former judge for the federal U.S. District Court for the Southern District of Florida, as an independent member of our Board of Directors.

●	Our Chief Science Officer, Dr. Joshua Hare was selected to participate in the 2021 World Stem Cell Summit The Longevity Agenda: Canceling the Pathologies of Aging session, and the National Academy of Medicine’s (NAM) International Workshop on Science & Technology for Healthy Longevity symposium, “Transformative Advances in Biological Sciences for Healthy Longevity.”

Components of Our Results of Operations

Revenue

We have historically generated revenue from three sources:

●	Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 we have been directly awarded approximately $11.9 million in grants, with details of these awards provided under the heading “Grant Awards” below.

●	The Bahamas Registry Trial. Participants in The Bahamas Registry Trial pay us a fee to receive Lomecel-B, imported by us into The Bahamas, and administered at one of two private medical clinics in Nassau. While Lomecel-B is considered an investigational product in The Bahamas and not licensed for commercial sale, under the approval terms received from the National Stem Cell Ethics Committee, we are permitted to charge a fee for participation in the Registry Trial. The fee is recognized as revenue, and is used to pay for the costs associated with manufacturing and testing of Lomecel-B, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs.

●	Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities.

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

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 730 Research and Development, ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1) those activities that should be identified as research and development; 2) the elements of costs that should be identified with research and development activities, and the accounting for these costs; and 3) the financial statement disclosures related to them. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including CROs and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support increased administrative activities relating to our becoming a public company. We also expect to incur additional expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs, and investor and public relations costs.

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

Income Taxes

As of June 30, 2021, we are treated as a C corporation for federal and state income tax purposes. Prior to February 12, 2021, we were treated as a partnership for federal and state income tax purposes, whereby we passed our earnings and losses through to our members based on the terms of our Operating Agreement. No provision for income taxes has been recorded for the six months ended June 30, 2021 and 2020. As we converted from an LLC to a C corporation during the year ending December 31, 2021, we may incur income taxes if we have earnings in 2021. At this time the Company has not evaluated the that impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Three months Ended June 30,		Increase
	2021	2020	(Decrease)
Revenues	$489	$876	$(387)
Cost of revenues	281	764	(483)
Gross profit	208	112	96
Expenses
General and administrative	3,257	649	2,608
Research and development	1,960	642	1,318
Selling and marketing	53	47	6
Total operating expenses	5,270	1,338	3,932
Loss from operations	(5,062)	(1,226)	(3,836)
Interest expense	(2)	-	(2)
Other income	54	10	44
Net loss	$(5,010)	$(1,216)	$(3,794)

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended June 30, 2021 and 2020 were $0.5 million and $0.9 million, respectively. The $0.4 million, or 44%, decrease when compared to the same period in 2020, was primarily due to a decrease in grant revenue year-over-year and grant revenue compared to that recorded in 2020. Grant revenue for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.9 million, respectively. The $0.6 million, or 68% decrease when compared to the same period in 2020, was primarily due to a reduction in grant funds available due to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the three months ended June 30, 2021 and 2020 was $0.2 million and $0, respectively. Clinical trial revenue for the three months ended June 30, 2021 was $0.2 million, or 100%, higher when compared to the same period in 2020. During the second quarter of 2020, clinical trial revenue, which is comprised of The Bahamas Registry Trial, was negatively impacted by COVID-19 travel restrictions, as participants faced travel restrictions as well as concerns for international travel.

Related cost of revenues was $0.3 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The $0.5 million, or 63%, decrease when compared to the same period in 2020, was primarily due to lower cost of revenues for grants incurred in 2021. This resulted in a gross profit of $0.2 million for the three months ended June 30, 2021, an increase of $0.1 million, or 86%, when compared with a gross profit of $0.1 million for the same period in 2020.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2021 increased to $3.2 million, compared to $0.6 million for the same period in 2020. The increase of $2.6 million, or 401%, was primarily related to an increase for compensation, insurance and professional expenses incurred during the current period; including $1.4 million of equity-based compensation recorded for the RSUs and stock options granted. For 2021, general and administrative expenses consisted primarily of rent, professional fees, insurance, and paid and accrued compensation costs.

Research and Development Expenses: Research and development expenses for the three months ended June 30, 2021, increased to $2.0 million, from $0.7 million for the same period in 2020. The increase of $1.3 million, or 205%, was primarily due to an increase in research and development expenses that were not reimbursable by grants; including $0.8 million of equity-based compensation recorded for the RSUs and stock options granted. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three months Ended June 30,
	2021	2020
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$365	$150
Supplies and costs to manufacture Lomecel-B	196	87
Employee compensation and benefits	328	160
Equity-based compensation	777	(6)
Depreciation	183	182
Amortization	68	15
Travel	18	11
Other activities	25	43
	$1,960	$642

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended June 30, 2021 and 2020 was $0.1 million. Selling and marketing expenses consists primarily of marketing fees recorded for our clinical programs.

Interest Expense: Interest expenses for the three months ended June 30, 2021 was less than $0.1 million. The increase was due to interest expenses accrued for our SBA loan.

Other Income: Other income for the three months ended June 30, 2021 was less than $0.1 million. Other income was primarily the result of $30,000 received in rental payments recorded from a sublease and $22,000 from recorded investment income.

Net Loss: Net loss increased to approximately $5.0 million for the three months ended June 30, 2021, from a net loss of $1.2 million for the same period in 2020. The increase in the net loss of $3.8 million, or 312%, was for reasons outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Six months Ended June 30,		Increase
	2021	2020	(Decrease)
Revenues	$865	$2,584	$(1,719)
Cost of revenues	508	1,660	(1,152)
Gross profit	357	924	(567)
Expenses
General and administrative	5,460	1,335	4,125
Research and development	3,309	930	2,379
Selling and marketing	109	97	12
Total operating expenses	8,878	2,362	6,516
Loss from operations	(8,521)	(1,438)	(7,083)
Forgiveness of Paycheck Protection Program loan	300	-	300
Interest expense	(1)	-	(1)
Other income	101	10	91
Net loss	$(8,121)	$(1,428)	$(6,693)

Revenues, Cost of Revenues and Gross Profit: Revenues for the six months ended June 30, 2021 and 2020 were $0.9 million and $2.6 million, respectively. The $1.7 million, or 67%, decrease when compared to the same period in 2020, was primarily due to a decrease in clinical trial and grant revenue year-over-year. Grant revenue for the six months ended June 30, 2021 and 2020 was $0.5 million and $1.8 million, respectively. The $1.3 million, or 73% decrease when compared to the same period in 2020, was primarily due to a reduction in grant funds available due to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the six months ended June 30, 2021 and 2020 was $0.4 million and $0.8, respectively. Clinical trial revenue for the six months ended June 30, 2021 was $0.4 million, or 50%, lower when compared to the same period in 2020. During the six months ended June 30, 2021, clinical trial revenue, which is comprised of The Bahamas Registry Trial, was negatively impacted by COVID-19 travel restrictions, as participants continued to have concerns with respect to international travel.

Related cost of revenues was $0.5 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. The $1.2 million, or 69%, decrease when compared to the same period in 2020, was primarily due to lower cost of revenues for grants incurred in 2021 and lower costs related to the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.4 million for the six months ended June 30, 2021, a decrease of $0.5 million, or 61%, when compared with a gross profit of approximately $0.9 million for the same period in 2020.

General and Administrative Expense: General and administrative expenses for the six months ended June 30, 2021 increased to $5.4 million, compared to $1.3 million for the same period in 2020. The increase of $4.1 million, or 315%, was primarily related to an increase for compensation, insurance and professional expenses incurred during the current period; including $2.3 million of equity-based compensation recorded for the RSUs and stock options granted. The increase was also due to an increase in insurance costs of $0.3 million and investor relation costs of $0.5 million. For 2021, general and administrative expenses consisted primarily of rent, professional fees, insurance, and paid and accrued compensation costs.

Research and Development Expenses: Research and development expenses for the six months ended June 30, 2021, increased to $3.3 million, from $0.9 million for the same period in 2020. The increase of $2.4 million, or 256%, was primarily due to an increase in research and development expenses that were not reimbursable by grants; including $1.2 million of equity-based compensation recorded for the RSUs and stock options granted. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Six months Ended June 30,
	2021	2020
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$726	$165
Supplies and costs to manufacture Lomecel-B	262	116
Employee compensation and benefits	499	240
Equity-based compensation	1,219	10
Depreciation	363	360
Amortization	83	32
Travel	27	14
Other activities	130	(7)
	$3,309	$930

Selling and Marketing Expenses: Selling and marketing expenses for the six months ended June 30, 2021 and 2020 was $0.1 million. Selling and marketing expenses consists primarily of marketing fees recorded for our clinical programs.

Forgiveness of Paycheck Protection Program loan: Forgiveness of Paycheck Protection Program loan for the six months ended June 30, 2021, increased to $0.3 million, compared to $0 for the same period in 2020. The increase of $0.3 million, or 100% was due to the non-recurring nature of the forgiveness of the PPP loan.

Other Income: Other income for the six months ended June 30, 2021, increased to $0.1 million, compared to less than $0.1 million . Other income was primarily the result of $60,000 received in rental payments recorded from a sublease, $22,000 from recorded investment income and $17,000 from a gain resulting from an equity exchange.

Net Loss: Net loss increased to $8.1 million for the six months ended June 30, 2021, from a net loss of $1.4 million for the same period in 2020. The increase in the net loss of $6.7 million, or 469%, was for reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Six months Ended June 30,
	2021	2020
Net cash used in operating activities	$(5,984)	$(1,626)
Net cash used in investing activities	(4,657)	(181)
Net cash provided by financing activities	26,658	1,600
Net increase in cash and cash equivalents	$16,017	$(207)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2021 was $6.0 million, consisting primarily of our net loss of $8.1 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses; including $3.5 million of equity-based compensation recorded for RSUs and stock options granted. Net cash used in operating activities for the six months ended June 30, 2020 was $1.6 million, consisting primarily of our net loss of $1.4 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2021 was $4.7 million, consisting primarily of an increase of $4.5 million in short-term investments. Net cash used in investing activities for the six months ended June 30, 2020 was $0.2 million, consisting of purchases of property and equipment and capitalized intangible costs.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2021 was $26.7 million consisting primarily of: $26.1 million in net proceeds received from our IPO. Net cash provided by financing activities for the six months ended June 30, 2020 was $1.6 million consisting primarily of $1.1 million in net proceeds received from subscription of our Series C membership units issued prior to our 2021 corporate conversion event and proceeds from the SBA’s PPP loan of $0.3 million and Disaster Recovery Plan loan of $0.1 million.

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

To date, we have financed our operations primarily through our IPO, private equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $56.1 million in gross proceeds from the issuance of equity. As of June 30, 2021, the Company had cash, and cash equivalents of $16.8 million, short-term investments of $4.6 million and working capital of approximately $19.9 million. We have $0.1 million of indebtedness as of June 30, 2021 from loans provided by the Small Business Administration (SBA). Revenue from our Bahamas Registry Trial, after the Bahamas lifted its COVID-19 travel restrictions, has been slowed due to continued concerns with respect to international travel.

Capital in 2020

During 2020, we received $1.1 million from investors in exchange for 18,335 Series C membership units. These units were subsequently converted into shares of Class A Common Stock as part of our corporate conversion, as discussed below.

On September 15, 2020, we were awarded a $0.7 million grant from the MSCRF - TEDCO for the use of our cell-based technology for ARDS due to COVID-19 and the Flu.

Capital in 2021

Pursuant to our IPO, we sold 2,660,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $26.6 million prior to deducting underwriting discounts, commissions, and other offering expenses. On March 15, 2021, our underwriters partially exercised its over-allotment option, resulting in the sale of 250,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2.5 million prior to deducting underwriting discounts, commissions, and other offering expenses.

The underwriter also received warrants to purchase 106,400 Class A common stock shares. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per Class A common stock share.

Grant Awards

As of June 30, 2021, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which is used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred, or supplies and materials are received. As of June 30, 2021, and December 31, 2020, the amount of unused grant funds that were available for us to draw was approximately $0.9 million and $1.4 million, respectively. The following table summarizes the grants awarded (in thousands).

Longeveron Project	Funding Agency(1)	Total Amount ($)	Status of Award
Aging Frailty Phase 2b Trial	SBIR (DHHS) NIA	3,957,813	Ongoing
Aging Frailty Phase 2b Trial	SBIR (DHHS) NIA	283,040	Complete
Alzheimer’s Disease Phase 1 Trial(2)	Alzheimer’s Association	3,000,000	Ongoing
Alzheimer’s Disease Phase 1 Trial	Alzheimer’s Association	1,000,000	Complete
The Metabolic Syndrome Sub-Study	STTR (DHHS) NIA	150,000	Complete
The Metabolic Syndrome Sub-Study	STTR (DHHS) NIA	901,486	Ongoing
Aging Frailty Influenza Vaccine Trial (“HERA”)	MSCRF - TEDCO	750,000	Complete
HLHS Phase 1 Trial	MSCRF - TEDCO	750,000	Complete
HLHS Phase 2 Trial(3)	UG3 (DHHS) NHLBI	477,566	Ongoing
ARDS Phase 1(4)	MSCRF - TEDCO	650,000	Ongoing
Total		11,919,905

(1)	SBIR=Small Business Innovation Research programs; STTR=Small Business Technology Transfer programs; DHHS=Department of Health and Human Services; NIA = National Institute on Aging; NHLBI=National Heart, Lung, and Blood Institute.
(2)	Under the grant award agreement with the Alzheimer’s Association, we may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.
(3)	The HLHS Phase 2b clinical trial grant was awarded to the University of Maryland, and the trial will be conducted under our IND and will test Lomecel-B. The total award was $4.6 million, and we will receive approximately $0.5 million directly.

(4)	MSCRF - TEDCO has sent the first tranche of $325,000.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022.

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

Contractual Obligations and Commitments

As of June 30, 2021, we have $4.0 million in operating lease obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material and they are not included in the table above.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition, results of operations and liquidity are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

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

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision making can be faulty and breakdowns can occur because of simple errors or mistakes. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies and procedures.

Changes in internal control over financial reporting

In response to the COVID-19 pandemic, most of our corporate employees, including all those involved in the operation of our internal controls over financial report, have been working remotely since mid-March 2020. Despite this change, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021, we issued 157,719 unregistered shares of Class A common stock shares, with an aggregate value of $1.1 million, as payment under consulting and license agreements; 110,387 shares were issued to UM (for further information see Note 9 herein) and 47,332 shares were issued to Investor relations consultants. The issuance of securities in the transactions described above were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: August 13, 2021	/s/ Geoff Green
Geoff Green
Chief Executive Officer
(principal executive officer)

Date: August 13, 2021	/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial and accounting officer)