Form 10-Q
period 2021-09-30
Longeveron Inc.
filed 2021-11-12
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

As of November 12, 2021, the registrant had 3,417,796 shares of Class A common stock, $0.001 par value per shares, and 15,702,834 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	2
	Condensed Statements of Members’ Equity and Stockholders’ Equity for the three and nine months ended September 30, 2021 and three and nine months ended September 30, 2020 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4.	Controls and Procedures	34
PART II. OTHER INFORMATION
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 6.	Exhibits	36
SIGNATURES		37

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,738	$816
Short-term investments	9,232	-
Prepaid expenses and other current assets	524	52
Deferred offering costs	-	561
Accounts and grants receivable	171	420
Total current assets	19,665	1,849
Property and equipment, net	3,070	3,597
Intangible assets, net	2,358	1,547
Right-of-use (ROU) asset	1,880	2,070
Other assets	177	177
Total assets	$27,150	$9,240
Liabilities, members’ equity and stockholders’ equity
Current liabilities:
Accounts payable	$361	$1,590
Accrued expenses	834	1,542
Current portion of lease liability	530	511
Short-term note payable	-	38
Current portion of loans	5	139
Deferred revenue	202	10
Total current liabilities	1,932	3,830
Long-term liabilities:
Long-term loans	143	311
Lease liability	2,742	3,142
Total long-term liabilities	2,885	3,453
Total liabilities	4,817	7,283
Commitments and contingencies (Note 9)
Members’ equity and stockholders’ equity:
Members’ equity	-	1,957
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2021; no shares authorized, issued and outstanding, at December 31, 2020	-	-
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 3,417,796 shares issued and outstanding at September 30, 2021; no shares authorized, issued and outstanding, at December 31, 2020	3	-
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 15,702,834 shares issued and outstanding at September 30, 2021; no shares authorized, issued and outstanding, at December 31, 2020	16	-
Additional paid-in capital	62,283	-
Stock subscription receivable	(100)	-
Accumulated deficit	(39,869)	-
Total members’ equity and stockholders’ equity	22,333	1,957
Total liabilities, members’ equity and stockholders’ equity	$27,150	$9,240

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Grant revenue	$68	$1,788	$554	$3,602
Clinical trial revenue	164	30	543	792
Contract revenue	-	47	-	55
Total revenues	232	1,865	1,097	4,449
Cost of revenues	68	1,492	576	3,152
Gross profit	164	373	521	1,297

Operating expenses
General and administrative	2,996	702	8,454	2,029
Research and development	2,048	585	5,359	1,523
Selling and marketing	25	44	132	140
Total operating expenses	5,069	1,331	13,945	3,692
Loss from operations	(4,905)	(958)	(13,424)	(2,395)
Other income and (expenses)
Forgiveness of Paycheck Protection Program loan	-	-	300	-
Interest expense	(1)	(4)	(3)	(4)
Other income, net	51	24	151	34
Total other income and (expenses), net	50	20	448	30
Net loss	$(4,855)	$(938)	$(12,976)	$(2,365)
Basic and diluted net loss per share	$(0.25)	$(0.06)	$(0.70)	$(0.15)
Basic and diluted weighted average common shares outstanding	19,115,152	16,040,864	18,543,024	16,017,469

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Members’ Equity and Stockholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020
(In Thousands, Except Share Amounts) (Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2019	1,000,000	$250	1,000,000	$1,832	43,695	$2,513	-	-	-	-	(150)	-	-	4.445
Series C units issued for cash	-	-	-	-	18,335	1,100	-	-	-	-	-	-	-	1,100
Issuance of Series C units as payment for amounts accrued	-	-	-	-	734	44	-	-	-	-	-	-	-	44
Equity-based compensation	-	-	-	-	-	36	-	-	-	-	-	-	-	36
Cash received pursuant to subscription receivable	-	-	-	-	-	-	-	-	-	-	50	-	-	50
Net loss	-	-	-	(2,341)	-	(24)	-	-	-	-	-	-	-	(2,365)

Balance at September 30, 2020	1,000,000	$250	1,000,000	$(509)	62,764	$3,669	-	$-	-	$-	$(100)	-	-	$3,310

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2020	1,000,000	$250	1,000,000	$(1,777)	62,764	$3,584	-	-	-	-	(100)	-	-	1,957
Conversion of Units into Class A and B common stock	(1,000,000)	(250)	(1,000,000)	1,777	(62,764)	(3,584)	338,030	-	15,702,834	16	-	28,934	(26,893)	-
Initial public offering and overallotment of Class A common stock, net of $2,969 in issuance costs	-	-	-	-	-	-	2,910,000	3	-	-	-	26,131	-	26,134
Class A common stock, issued for consulting	-	-	-	-	-	-	169,766	-	-	-	-	1,239	-	1,239
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	5,979	-	5,979
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(12,976)	(12,976)
Balance at September 30, 2021	-	-	-	-	-	-	3,417,796	3	15,702,834	16	(100)	62,283	(39,869)	22,333

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Members’ Equity and Stockholders’ Equity

For the Three Months Ended September 30, 2021 and 2020
(In Thousands, Except Share Amounts) (Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at June 30, 2020	1,000,000	$250	1,000,000	$418	62,764	$3,667	-	-	-	-	(100)	-	-	4,235
Equity-based compensation	-	-	-	-	-	13	-	-	-	-	-	-	-	13
Net loss	-	-	-	(927)	-	(11)	-	-	-	-	-	-	-	(938)

Balance at September 30, 2020	1,000,000	$250	1,000,000	$(509)	62,764	$3,669	-	$-	-	$-	$(100)	$-	$-	$3,310

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at June 30, 2021	-	$-	-	$-		$-	3,411,796	$3	15,702,834	$16	$(100)	59,745	(35,014)	$24,650
Class A common stock, issued for consulting	-	-	-	-	-	-	6,000	-	-	-	-	42	-	42
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	2,496	-	2,496
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,855)	(4,855)
Balance at September 30, 2021	-	-	-	-	-	-	3,417,796	3	15,702,834	16	(100)	62,283	(39,869)	22,333

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands) (Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(12,976)	$(2,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	682	590
Forgiveness of Paycheck Protection Program loan	(303)	-
Change in fair value of short-term investments	(8)	-
Non-cash stock payments to employees and consultants	299	44
Equity-based compensation	5,978	36
Changes in operating assets and liabilities:
Accounts and grants receivable	250	(214)
Prepaid expenses and other current assets	(472)	(37)
Other assets	-	24
Accounts payable	(1,177)	366
Deferred revenue	192	(300)
Accrued expenses	(629)	154
ROU asset and lease liability	(191)	(157)
Net cash used in operating activities	(8,355)	(1,859)
Cash flows from investing activities
Short-term investments	(9,224)	-
Acquisition of intangible assets	(139)	(77)
Acquisition of property and equipment	(18)	(144)
Net cash used in investing activities	(9,381)	(221)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions and expenses	26,696	-
Proceeds from issuance of Series C units	-	1,100
Repayments of short-term note payable	(38)	58
Proceeds of long-term notes payables	-	450
Proceeds from subscription agreement	-	50
Prepaid financing fees		(50)
Net cash provided by financing activities	26,658	1,608
Increase in cash and cash equivalents	8,922	(472)
Cash and cash equivalents at beginning of the period	816	1,866
Cash and cash equivalents at end of the period	$9,738	$1,394
Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of Series A, B and C units into Class A and B common stock	$(2,057)	$-

See notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to the Condensed Financial Statements (Unaudited)

Three and Nine Month Periods Ended September 30, 2021 and 2020

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

On February 12, 2021, Longeveron LLC converted its corporate form (the “Corporate Conversion”) from a Delaware limited liability company (Longeveron, LLC) to a Delaware corporation, Longeveron Inc. (the “Company,” “Longeveron” or “we,” “us,” or “our”). Longeveron LLC was formed as a Delaware limited liability company on October 9, 2014 and authorized to transact business in Florida on December 15, 2014. The Company is a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions. The Company operates out of its leased facilities in Miami, Florida.

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

Basis of presentation:

The unaudited Condensed Financial Statements have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Exchange Act and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited Condensed Financial Statements should be read in conjunction with our Financial Statements and related notes, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended December 31 and the associated quarters of those fiscal years.

The Condensed Financial Statements are unaudited, but include all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. The Condensed Balance Sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year as a whole.

Liquidity:

Since inception, the Company has primarily been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the U.S. Food and Drug Administration (“FDA”), and has only generated revenues from grants, clinical trials and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company intends to continue its efforts to raise additional equity financing, develop its intellectual property, and secure regulatory approvals to commercialize its products. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products. These financial statements do not include adjustments that might result from the outcome of these uncertainties.

The Company has incurred recurring losses from operations since its inception, including a net loss of $13.0 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $39.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of September 30, 2021, the Company had cash, and cash equivalents of $9.7 million and short-term investments of $9.2 million. The Company believes that its cash and cash equivalents and investments as of September 30, 2021 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of these financial statements.

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

Short-term investments:

Short-term investments at September 30, 2021 consisted of marketable fixed income securities, primarily corporate bonds, which are categorized as available-for-sale securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 2 investments within the ASC 820 fair value hierarchy. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and / or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the statement of operations. Changes in net unrealized gains and losses are reported in the statement of operations in the current period and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains and losses were not significant for the three and nine months ended September 30, 2021, and there were no such changes for the three and nine months ended September 30, 2020.

Inventory:

The Company will begin carrying inventory of its biological products on its balance sheets following commercial launch of such products. Inventory will consist of raw materials, biological products in process, and finished goods available for sale. The Company will determine its inventory values using the average cost method. Inventory will be valued at the lower of cost or net realizable value and will exclude units that the Company anticipates distributing for clinical evaluation. As of each of September 30, 2021 and December 31, 2020, all of the Company’s biological products were anticipated to be distributed for clinical evaluation.

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

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of September 30, 2021 and December 31, 2020 are deemed to be collectible and no amount has been recognized for doubtful accounts. MSCRF-TEDCO generally advance grant funds and therefore a receivable is not usually recognized. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	September 30, 2021	December 31, 2020
Alzheimer’s Association – Grant	$-	$339
National Institutes of Health – Grant	171	66
Clinical Trial receivable	-	15
Total	$171	$420

Deferred offering costs:

The Company recorded certain legal, professional and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the applicable equity financing was consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. At September 30, 2021 the deferred offering costs accrued as of December 31, 2020 of $0.6 million were recorded to stockholders’ equity.

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

Payments on license agreements are amortized using the straight-line method over the estimated term of the agreements, which range from 5-20 years. Patents are amortized over their estimated useful life, once issued. The Company considers trademarks to have an indefinite useful life and evaluates them for impairment on an annual basis. Amortization expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to the Company’s clinical programs.

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets as of September 30, 2021 and December 31, 2020.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the balance sheets. For the nine months ended September 30, 2021 and 2020, the Company recognized nil and $0.3 million, respectively, of funds that were previously classified as deferred revenue (of which nil and $0.2 million was attributable to each of the three-month periods ended September 30, 2021 and 2020).

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

Revenue by source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
National Institute of Health - grant	$41	$1,195	$171	$2,538
Clinical trial revenue	164	30	543	792
Alzheimer’s Association grant	10	598	271	1,038
MSCRF – TEDCO[1] - grant	17	(5)	112	26
Contract manufacturing revenue	-	47	-	55
Total	$232	$1,865	$1,097	$4,449

[1]	Maryland Stem Cell Research Fund (MSCRF) - Maryland Technology Development Corporation (TEDCO)

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

Income taxes:

Prior to its Corporate Conversion, the Company was treated as a partnership for U.S. federal and state income tax purposes. Consequently, the Company passed its earnings and losses through to its members based on the terms of the Company’s Operating Agreement. Accordingly, no provision for income taxes is recorded in the financial statements for periods prior to the conversion.

Following the Corporate Conversion, the Company's tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company's tax provision was nil for the nine months ended September 30, 2021 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of September 30, 2021 and December 31, 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

Neither the Company’s stock options nor its restricted stock units (“RSUs”) trade on an active market. Volatility is a measure of the amount by which a financial variable, such as a stock price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of similar publicly traded companies that are in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted. The expected life is the period of time that the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company had insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

Comprehensive Loss

Comprehensive loss was equal to net loss for the nine months ended September 30, 2021 and 2020.

3. Short-term investments

Short-term investments consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income bond funds	$9,224	8	-	9,232
Total short-term investments	$9,224	8	-	$9,232

As of December 31, 2020, the Company did not have any short-term investments.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	September 30, 2021	December 31, 2020
Leasehold improvements	10 years	$4,310	$4,310
Furniture/Lab equipment	7 years	2,071	2,059
Computer equipment	5 years	20	14
Software/Website	3 years	38	38
Total property and equipment		6,439	6,421
Less accumulated depreciation and amortization		3,369	2,824
Property and equipment, net		$3,070	$3,597

Depreciation and amortization expense amounted to approximately $0.2 and $0.5 million for each of the three and nine months ended September 30, 2021 and 2020, respectively.

5. Intangible assets, net

Major components of intangible assets as of September 30, 2021 are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	5-20 years	$2,043	$(417)	$1,626
Patent Costs		584	-	584
Trademark costs		148	-	148
Total		$2,775	$(417)	$2,358

Major components of intangible assets as of December 31, 2020 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$1,233	$(279)	$954
Patent Costs		466	-	466
Trademark costs		127	-	127
Total		$1,826	$(279)	$1,547

Amortization expense related to intangible assets totaled $0.1 million for each of the three- and nine-month periods ended September 30, 2021 and 2020.

Future amortization expense for intangible assets as of September 30, 2021 is approximately as follows (in thousands):

Year Ending December 31,	Amount
2021	$58
2022	224
2023	224
2024	224
2025	224
Thereafter	672
Total	$1,626

6. Leases

In accordance with Accounting Standards Update 2016-02, “Leases (Topic 842)”, the Company records a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of September 30, 2021, the ROU asset and lease liability were approximately $1.9 million and $3.3 million, respectively. As of December 31, 2020, the ROU asset and lease liability were approximately $2.1 million and $3.7 million, respectively.

Future minimum payments under the operating leases as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining three months)	$165
2022	671
2023	687
2024	702
2025	718
Thereafter	920
Total	3,863
Less: Interest	591
Present Value of Lease Liability	$3,272

During the three- and nine-month periods ended September 30, in each of 2021 and 2020, the Company incurred approximately $0.2 million and $0.5 million of total lease costs, respectively, that are included in the general and administrative expenses in the statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending September 30, 2021, with three optional one-year renewal periods, and $10,000 in monthly payments to the Company. This sublease agreement was amended on July 29, 2021, effective August 1, 2021. The amendment to the sublease increased the number of cleanrooms occupied by the lessee, changed the expiration date to July 31, 2022, increased the base rent to $22,500, beginning on September 1, 2021, and increased the security deposit to $22,500. For the nine months ended September 30, 2021, $102,500 was recognized as sublease income, and is included in other income in the statements of operations.

7. Members’ Equity and Stockholders’ Equity

IPO

The Corporate Conversion undertaken immediately prior to the Company’s IPO caused all existing Series A and B units to convert into Class B common stock and all existing Series C units to convert into Class A common stock. The purpose of the Corporate Conversion was to reorganize the Company structure so that the entity that offered the Company’s Class A common stock to the public was a Delaware corporation rather than a Delaware limited liability company, and so that the Company’s existing investors own the Company’s Class A common stock or Class B common stock rather than equity interests in a limited liability company.

Pursuant to the IPO, the Company sold 2,660,000 shares of Class A common stock at a public offering price of $10.00 per share for aggregate gross proceeds of $26.6 million prior to deducting underwriting discounts, commissions, and other offering expenses. Thereafter, on March 15, 2021, the Company sold an additional 250,000 shares of Class A common stock at a public offering price of $10.00 per share for additional aggregate gross proceeds of $2,500,000 prior to deducting underwriting discounts, commissions, and other offering expenses, pursuant to a partial exercise of the over-allotment option held by the underwriters.

Class A Common Stock

During the nine months ended September 30, 2021 and prior to the Corporate Conversion, the Company issued 1,130 Series C Common Membership Units (“Series C Units”), as payment for existing consulting agreements, with an aggregate value of $0.1 million. As part of the Corporate Conversion, 63,893 outstanding Series C units (which includes the units referenced in the prior sentence) converted into 344,077 shares of Class A common stock.

Also, during the three and nine months ended September 30, 2021, the Company issued 6,000 and 163,719 unregistered shares of Class A common stock shares, with an aggregate value of less than $0.1 million and $1.2 million, respectively, as payment under consulting and license agreements.

During the nine months ended September 30, 2020, the Company issued 18,335 Series C Units for $1.1 million in cash (none during the three months ended September 30, 2020). The Company also issued 734 Series C Units with an aggregate value of $0.1 million as payment under consulting agreements.

Class B Common Stock

In connection with the Corporate Conversion, 2,000,000 outstanding Series A and B units were converted into 15,702,834 shares of unregistered Class B common stock.

Holders of Class A common stock generally have rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to five (5) votes per share. The holders of Class B common stock may convert each share of Class B common stock into one share of Class A common stock at any time at the holder’s option. Class B common shares are not publicly tradable.

Warrants

As part of the IPO, the underwriter received warrants to purchase 106,400 shares of Class A common stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per Class A common stock share. Total grant date fair value of warrants as of September 30, 2021, estimated using the Black-Scholes pricing model, was approximately $0.5 million.

8. Equity Incentive Plan

RSUs

As part of the Company’s IPO, the Company adopted and approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The material terms of the 2021 Incentive Plan are summarized below.

Prior to the IPO, on January 29, 2021, the Board approved the granting of 159,817 Series C RSUs under the Company’s existing 2017 Longeveron LLC Incentive Plan (the “2017 Incentive Plan”), which, as part of the Corporate Conversion, converted into 855,247 RSUs exercisable for Class A common stock. Based upon a third party valuation, the calculated fair value of each January 2021 RSU was $9.00.

One employee resigned from the Company in February 2021, forfeiting 16,113 RSUs. In May and June 2021, annual grants of 5,000 RSUs each were made to each of the Company’s Directors, based on a fair market value at the time of grant of $0.1 million.

Generally, the RSUs vest upon attainment of a time-vesting event, by which the RSUs vest in 25% increments per year, on each of the first, second, third and fourth anniversaries of the date of grant, assuming continued service. Such yearly vesting will vest pro-rata per quarter at the end of each quarter. The RSUs granted in January of 2021 included accelerated time-based vesting (as having been earned for prior years of service, and hence were treated as earned “catch-up” awards), and an additional vesting requirement whereby the holder must remain employed by the Company as of the IPO settlement date, which was the third quarterly settlement date following the Company’s IPO (October 1, 2021).

The fair value of each RSU grant made during 2021 will be recognized as stock-based compensation ratably over the related vesting periods, which approximates the service period, except for May 2021 grants to the Company’s Directors, which vest over two years with 50% of the RSUs vesting on grant date and the remaining RSUs vesting 25% on each of the first and second anniversaries of the grant date.

On July 20, 2021, the Company granted a bonus for the completion of the IPO to Mr. Green, Mr. Lehr and Dr. Hare of $100,000, $75,000 and $75,000. The bonus would be paid out in cash and RSUs. With Mr. Green, Mr. Lehr and Dr. Hare received 8,223, 6,167 and 12,335 RSUs each. The RSU were issued based on a fair market value at the time of grant, July 20, 2021, of $6.08.

As of September 30, 2021, the Company had 897,564 RSUs granted and outstanding.

RSU activity for the nine months ended September 30, 2021 was as follows:

Number of RSUs
Outstanding at December 31, 2020	-
RSU granted	921,972
RSU exercised	-
RSU expired/forfeited	(24,408)
Outstanding at September 30, 2021	897,564

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

As of September 30, 2021, the Company has recorded issued and outstanding options to purchase a total of 321,000 shares of Class A common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $5.95 per share.

For the nine months ended September 30, 2021:

Number of Stock Options
Stock options vested (based on ratable vesting)	40,894
Stock options unvested	280,106
Total stock options granted at September 30, 2021	321,000

Stock Option activity for the nine months ended September 30, 2021 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	-
Options granted	334,125	$5.95
Options exercised	-	-
Options expired/forfeited	13,125	$5.84
Outstanding at September 30, 2021	321,000	$5.95

On April 22, 2021, the Company granted awards of 64,125 Class A common stock options to employees. The stock option awards have four-year vesting periods, vesting 25% per year, and have an exercise price of $5.73. Based upon a Black-Scholes calculation, the price per share to be expensed was $5.03 and a total cost of $0.3 million would be expensed ratably over 48 months.

On May 5, 2021, the Company granted an award of 10,000 Class A common stock options to an employee. The stock option award has a four-year vesting period, vesting 25% per year, and has an exercise price of $5.89. Based upon a Black-Scholes calculation, the price per share to be expensed was $5.17 and a total cost of less than $0.1 million would be expensed ratably over 48 months.

On May 17, 2021, the Company granted an award of 30,000 Class A common stock options to an employee. The stock option award has a four-year vesting period, vesting 25% per year, and has an exercise price of $5.29. Based upon a Black-Scholes calculation, the price per share to be expensed was $4.64 and a total cost of approximately $0.1 million would be expensed ratably over 48 months.

On June 1, 2021, the Company granted an award of 5,000 Class A common stock options to an employee. The stock option award has a four-year vesting period, vesting 25% per year, and has an exercise price of $6.77. Based upon a Black-Scholes calculation, the price per share to be expensed was $5.94 and a total cost of less than $0.1 million would be expensed ratably over 48 months.

On July 20, 2021, the Company granted 225,000 Class A common stock options to executives. Mr. Green was granted 75,000 Class A common stock options and Mr. Lehr, Dr. Hare and Mr. Clavijo were each granted 50,000 Class A common stock options. The stock options have four-year vesting periods, vesting 12.5% on July 22, 2021 and the remaining vesting equally over the remaining four years, with an exercise price of $6.08. Based upon a Black-Scholes calculation, the price per share to be expensed was $5.32 and a total cost of $1.2 million would be expensed ratably over 48 months.

For the nine months ended September 30, 2021 and 2020, the equity-based compensation expense amounted to approximately $6.0 million ($2.5 million for the three months ended September 30, 2021) and $36,000 ($12,000 for the three months ended September 30, 2020), respectively, which is included in the research and development and general and administrative expenses in the statements of operations for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the remaining unrecognized equity-based compensation of approximately $3.7 million will be recognized over approximately 3.8 years.

9. Commitments and Contingencies

Master Services Agreements:

As of September 30, 2021, the Company had two active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of less than $1.0 million for 2021.

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with its CSO. Under the agreement, the Company agreed to pay the CSO $270,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts on behalf of the Company during the term of this agreement. During the three months ended September 30, 2021, the Company paid $0.2 million towards the $0.3 million outstanding balance. As of September 30, 2021, the Company had an accrued balance due to the CSO of $0.1 million and as of December 31, 2020 had a balance due of $0.3 million.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a board member’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019 and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to 16,755 Class A common stock shares as part of the Corporate Conversion. As of September 30, 2021, and December 31, 2020, the Company owed less than $0.1 million, pursuant to this agreement, which is included in accounts payable in the September 30, 2021 and December 31, 2020 balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an exclusive license agreement with UM for the use of certain stem cell aging-related frailty technology rights developed by the CSO while employed at UM. The Company recorded the value of the membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay UM up to 3% of net sales on products or services developed from the technology. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. Under the agreement, the Company is required to pay an annual fee to UM. As of September 30, 2020, the Company had accrued $50,000 based on the terms of the agreement. In addition, on November 14, 2014, as required by the license agreement, the Company issued 20,000 series C membership units valued at $0.5 million to UM. The Company recorded this $0.5 million as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. As of September 30, 2021, the Company had accrued less than $0.1 million in milestone fees payable to UM based on the estimated progress to date.

The UM agreement was amended on March 3, 2021 to increase the license fee due to UM. The Company agreed to pay UM an additional fee of $0.1 million, which will be recorded as legal costs, to defray patent costs, with $70,000 due within thirty (30) days of the effective date of the amendment, and the remainder to be paid in equal installments of $7,500 on the 2nd, 3rd, and 5th year anniversaries of the effective date. The Company also agreed to issue an additional 110,387 unregistered shares of Class A common stock shares to UM. The Company recorded this $0.8 million as an intangible asset that is amortized over the life of the license agreement which was defined as 5 years. The Company and UM agreed to the following modification of the milestone payments: (a) No payment will be due upon the completion of Phase 2 clinical trials for the product; (b) a one-time payment of $0.5 million, payable within nine months of the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (c) a one-time payment of $0.5 million payable within nine months of the receipt by the Company of approval for the first new drug application, biologics application, or other marketing or licensing application for the product; and (d) a one-time payment of $0.5 million payable within nine months of the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendment also provided for the Company’s license of additional technology, to the extent not previously included in the UM License, and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS IND with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with JMHMD Holdings, LLC, an affiliated entity of the CSO for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement, which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the nine months ended September 30, 2021 or year ended December 31, 2020 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

Contingencies – Legal

On September 13, 2021, the Company and certain of our directors and officers were named as defendants in a securities lawsuit filed in the United States District Court for the Southern District of Florida and brought on behalf of a purported class. The suit alleges there were materially false and misleading statements made (or omissions of required information) in the Company’s initial public offering materials and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of the federal securities laws. The action seeks damages on behalf of a proposed class of purchasers of our common stock during said period. The Company believes, that these allegations are without merit and intends to vigorously defend against them. The Company has not determined losses resulting from this lawsuit as it is in the early stages and the ultimate outcome or range of losses, if any, cannot currently be determined.

Contingencies – COVID-19 Pandemic

The COVID-19 outbreak has impacted, and could continue to adversely impact, the Company’s ability to conduct business. In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, COVID-19, in China. As COVID-19 continues to spread globally, including throughout the United States, the Company may experience disruptions that could severely impact its business, including:

●	impact to the financial markets;

●	disruption in the ability to provide our product in foreign markets;

●	disruption on the ability to source materials;

●	disruption in the ability to manufacture our product;

●	delays or difficulties in completing the Company’s regulatory work;

●	limitations on the Company’s employees’ ability to work, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	additional repercussions on the Company’s ability to operate its business.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the duration and severity of ongoing outbreaks, continued travel restrictions imposed by countries in which the Company conducts business, business closures or other business disruption in the world, including with respect to the Company’s supply chains, a reduction in time spent out of home and the actions taken throughout the world, including in the Company’s markets, to contain COVID-19 or mitigate its impact. The future impact of the outbreak remains highly uncertain and cannot be predicted, and the Company cannot provide any assurance that the outbreak will not have a material adverse impact on the Company’s operations or future results or filings with regulatory health authorities. The extent of the pandemic’s ultimate impact on the Company will depend on future developments, including actions taken to contain COVID-19.

The Company continues to monitor how the COVID-19 pandemic is affecting the Company’s employees, business, and clinical trials. In response to the spread of COVID-19, employees who can perform their essential employment duties from home may continue to do so at their choice. Some of these employees are using a hybrid approach, with some days in the office and some days working remotely. The Company’s laboratory scientists, cell processing scientists and other manufacturing personnel continue to work from the Company’s GMP facility on a day-to-day basis, and as such cell production has been minimally impacted. When the pandemic began to emerge in the U.S., most of the Company’s ongoing clinical trials had completed enrollment, however a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because the Company primarily enrolls elderly subjects in the trials, who remain at particular risk for poor outcomes related to COVID-19 infection, the Company has experienced some disruption in executing the follow-up visits in Company protocols. While the Company believes the number of instances where a visit was missed completely is small, the Company cannot predict whether this will have a material impact on the Company clinical results in the future. If too many subjects drop-out or the protocol is no longer effective, the Company may have to restart the clinical trial entirely.

10. Short-term Note Payable

On September 27, 2020, the Company entered into a premium finance agreement to finance its insurance policies for approximately $63,000. The note required a down payment of $6,334, ratable monthly payments of $6,499, including interest at 5.353% and matured in September 2021. As of September 30, 2021, the outstanding balance was paid in full.

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

On May 12, 2020, the Company received a loan from the SBA pursuant to the Disaster Recovery Plan as part of the CARES Act in the amount of $150,000. The Company began repayment on July 20, 2021 of $731 per month. The note will mature in 30 years and bears an interest rate of 3.75%. Due to part of the notes being due within one year, the Company recorded $5,000 and $139,000 in the current portion of loans line on the Balance Sheet as of September 30, 2021 and December 31, 2020, respectively.

Future debt obligations at September 30, 2020 for Long-term loans are as follows (in thousands):

Year Ending December 31,	Amount
2021 (remaining three months)	$1
2022	3
2023	3
2024	3
2025	3
Thereafter	135
Total	$148

12. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $49,000 and $34,000 to the Plan during the nine months ended September 30, 2021 and 2020, respectively and $18,000 and $13,000 for the three months ended September 30, 2021 and 2020, respectively.

13. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. These common share equivalents were as follows at September 30, 2021 and 2020:

	September 30,
	2021	2020

RSUs	898	-
Stock options	321	-
Warrants	106	-
Total	1,325	-

14. Subsequent Events

On October 1, 2021, previously disclosed RSUs granted to employees and directors vested. A total of 657,062 RSUs vested of which 355,495 were held by Company employees. RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the $3.65 closing price as of the vesting date (October 1, 2021) and a tax liability is calculated based on each individual’s tax bracket. As a result, on October 5, 2021, the Company recorded a tax liability of $451,000 for the employees and a corresponding tax liability for the Company of $38,000. In total, the Company paid $489,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 123,659 Class A common stock shares owned by the Company’s employees upon vesting. The shares received have been transferred into the 2021 Incentive Plan.

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

The forward-looking statements contained in this 10-Q are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this 10-Q is filed with the Securities and Exchange Commission (the “SEC”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this 10-Q is filed, except as may be required by law. In addition, this discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021 (“2020 10-K”). Operating results are not necessarily indicative of results that may occur in future periods.

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

Strategy

Since our founding in 2014, we have focused the majority of our time and resources on organizing and staffing our company, building, staffing and equipping a GMP manufacturing facility with research and development labs, business planning, raising capital, establishing our intellectual property portfolio, generating clinical safety and efficacy data in our selected disease conditions and indications, and developing and expanding our manufacturing processes and capabilities.

We manufacture our own product candidates for clinical trials. In 2017 we opened a manufacturing facility, a portion of which is currently subleased, comprised of eight clean rooms, two research and development laboratories, and warehouse and storage space. We have supply contracts with two third party suppliers for fresh bone marrow, which we use to produce our product candidate for clinical testing and research and development. From time to time, we enter into contract development and manufacturing contracts or arrangements with third parties who seek to utilize our product development capabilities, which generated third-party revenue.

When appropriate funding opportunities arise, we routinely apply for grant funding to support our ongoing research, and since 2016 we have received approximately $16.0 million in grant awards ($11.9 million of which has been directly awarded to us and is recognized as revenue when the performance obligations are met) from the National Institute on Aging (NIA) of the National Institutes of Health (NIH), National Heart Lung and Blood Institute (NHLBI) of the NIH, the Alzheimer’s Association, and the Maryland Stem Cell Research Fund (MSCRF) of the Maryland Technology Development Corporation (TEDCO). During the nine months ended September 30, 2021, are grant award revenues were lower than in prior years, this was principally due to the ending of long-term grant awards at the beginning of 2021. Unless we are awarded new grants for our ongoing research our grant award revenues will be lower than in prior years. We cannot predict whether we will be awarded new grants for our ongoing research.

Impact of COVID-19 Pandemic

We continue to monitor how the COVID-19 pandemic is affecting our employees, business, and clinical trials. In response to the spread of COVID-19, employees who can perform their essential employment duties from home may continue to do so at their choice. Some of these employees are using a hybrid approach, with some days in the office and some days working remotely. Our laboratory scientists, cell processing scientists and other manufacturing personnel continue to work from our GMP facility on a day-to-day basis, and as such cell production has been minimally impacted. When the pandemic began to emerge in the U.S., some of our ongoing clinical trials had completed enrollment. However, a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because we primarily enroll elderly subjects in our trials, who are at particular risk for poor outcomes related to COVID-19 infection, we have experienced some disruption in executing the follow-up visits in our protocols. These disruptions were due to a number of reasons that include an unwillingness of the subject to leave their residence to visit the hospital or clinic, the inability to leave their residence due to regional “stay-at-home” orders, and temporary clinical site closures. We have attempted to mitigate this disruption by conducting remote visits where feasible (telemedicine), arranging for in-home visits for phlebotomy in order to collect blood samples and perform protocol-specific assessments if feasible, and amending protocols to increase the window of time for follow-up visits. In spite of these efforts, several subjects either missed their scheduled follow up visit, had their follow up visit outside of the protocol-defined window of time, or dropped out of the trial prior to completing. While we believe the number of instances where a visit was missed completely is small, we cannot predict whether this will have a material impact on our clinical results until the data from the trials are analyzed. If too many subjects drop-out or the protocol is no longer effective, we may have to restart the clinical trial entirely. For ongoing studies, and studies we intend to initiate, at this time we cannot predict the impact of the COVID pandemic on enrollment rates and the ability to fully enroll trials or to complete other trial-related tasks or activities, and therefore our study completion timelines may be subject to change as a result.

In July 2020 the Bahamian government halted travel from the U.S. into The Bahamas, which resulted in the temporary cessation of participation in The Bahamas Registry Trial. While this travel restriction has now been lifted, there still exists at this time a Level 4 Do Not Travel Advisory from the Bahamian government to travelers from the United States due to increased COVID infection rates, so participation in the Registry Trial remains lower than anticipated, due in part to pandemic-related effects on international travel. We expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic concentration and continued spread of the disease, the duration of the pandemic, travel restrictions to and social distancing within the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, and the effectiveness of the global response to contain and treat the disease.

Recent Developments

Clinical Research Developments

Hypoplastic Left Heart Syndrome

On July 6th, 2021, we announced the first subject enrolled into the Phase 2 randomized, double-blind, controlled clinical trial (“ELPIS II”) evaluating Lomecel-B intraventricular injection in infants with HLHS. With a target enrollment of 38 infants, we expect ELPIS II to enroll in approximately 7 children’s hospitals in major metropolitan centers located throughout the United States. ELPIS II is being funded in part by a grant from the National Institute of Health’s National Heart, Lung, and Blood Institute (NHLBI; Grant number 1UG3HL148318), in collaboration with Longeveron, and is led by Principal Investigator Sunjay Kaushal, MD, PhD, Division Head, Cardiovascular-Thoracic Surgery, Ann and Robert H. Lurie Children’s Hospital of Chicago.

On September 9, 2021, we announced additional results from the Company’s Phase I clinical study of Lomecel-B in HLHS, a rare and life-threatening congenital heart disease.

The Phase I, open-label single arm study was designed to assess safety and tolerability of intramyocardial injection of Lomecel-B administered to 10 infants with HLHS during Stage 2 bidirectional cavopulmonary anastomosis (BDCPA, or “Glenn procedure”) surgeries. HLHS is a rare congenital heart defect that affects approximately 1,000 babies per year in the U.S. Babies with HLHS are born with an underdeveloped left ventricle, which impairs the heart’s ability to pump blood throughout the body. HLHS is fatal without surgical intervention, in which 3 surgical procedures must be performed to allow the right ventricle to be configured to pump blood to the body. Even with this surgery, HLHS is still associated with a very high mortality rate and need for heart transplantation. The trial was partially funded by a grant from the MSCRF.

The primary safety endpoint was the incidence of the following treatment-emergent Serious Adverse Events (TE-SAEs): i) major adverse cardiac events (MACE), including sustained/symptomatic ventricular tachycardia requiring intervention with inotropic support, aggravation of heart failure, myocardial infarction, unplanned cardiovascular operation for cardiac tamponade, and death through one-year post-treatment; and ii) infections during the first month post-treatment. Intramyocardial injection of Lomecel-B at 2.5 × 106 cells/kg of body weight was well-tolerated, with no MACE, and no infections reported that were considered to be related to investigational treatment.

Aging Frailty

On August 13th, 2021 we announced the top line results of the Phase 2b US Aging Frailty trial. One hundred and forty-eight (148) subjects were randomized and received a single peripheral intravenous infusion of Lomecel-B (25 million cells, 50 million cells, 100 million cells or 200 million cells), or placebo, followed by a 52-week observation period to evaluate safety and efficacy. The Phase 2b trial was conducted at eight hospitals and clinics, primarily in South Florida, including the Miami VA Healthcare System, and was funded by a Small Business Administration Grant (SBIR) grant from the NIH’s National Institute on Aging (NIA).

The pre-specified statistical analysis plan for the primary efficacy endpoint, change in six-minute walk test (6MWT) distance at 180 days post-infusion, involved a primary analysis and a secondary analysis:

●	Primary analysis of the primary efficacy endpoint: Despite showing a statistically significant increase in 6MWT for the highest 3 dose levels of Lomecel-B compared to baseline at Day 180 (25 million=7.8 meters, p=0.5040; 50 million=35.8 meters, p=0.0053; 100 million=24.9 meters p=0.0443; 200 million=49.3 meters, p=0.0065; placebo=8.0 meters, p=0.5371), Lomecel-B cohorts did not demonstrate a significant difference compared to the placebo group at Day 180. However, significant differences from placebo were observed 90 days later at Day 270, which was a pre-specified exploratory endpoint (25 million Δ=27.5, p=0.1530; 50 million Δ=49.2, p=0.0122; 100 million Δ=31.0, p=0.1071; 200 million Δ=63.4, p=0.0077). When pooling all Lomecel-B-treated subjects together, the mean change from baseline compared to placebo at Day 270 was statistically significant (all Lomecel-B Δ=42.8, p=0.0079).

●	Secondary analysis of the primary efficacy endpoint: The secondary analysis was to determine whether a dose-response relationship exists using the multiple comparisons and modeling approach by Bretz et. al (2003). The results showed a clear, statistically significant dose-response curve at day 180. Among the various dose-response curves evaluated (Emax, Linear, Exponential, Quadratic, and Sigmoid Emax), all had p-values of less than 0.05, with the Sigmoid Emax model having the most significant dose-response relationship (p=0.0170).

The study’s key secondary endpoints were day 180 change in the patient reported outcome questionnaire PROMIS--Physical Function—Short Form 20a (SF-20a) total score and day 180 change in serum levels of tumor necrosis factor alpha (TNF-α), an inflammatory cytokine. Lomecel-B cohorts did not show a statistically significant difference compared to the placebo cohort in the SF-20a score or TNF-α. The remainder of the endpoints are considered exploratory.

●	In the second quarter of 2021 we announced completion of our Aging Frailty influenza vaccine trial (“HERA” trial). Top-line data from this trial are anticipated by the 1st quarter of 2022. The two-phase, multicenter, randomized, double-blinded, placebo-controlled study was conducted at seven hospitals and clinics throughout Florida and Maryland, and was supported in part by a grant from a Maryland Stem Cell Research Fund and the NIA. The primary objectives of the study were to assess safety, and explore the effect of Lomecel-B on the frail immune system in response to influenza vaccine. This trial is considered exploratory and therefore does not have formal hypothesis testing for efficacy. Additional efficacy evaluations include assessments of physical strength and endurance, quality-of-life and activities of daily living assessments, cognitive function, and blood-based biomarkers.

●	We entered into an agreement with Kinesiometrics Inc. to provide a digital data-driven solution for objective real-time measurement of functional capacity and quality of life in Longeveron’s clinical studies. The data is accessible to Longeveron and recipients of Lomecel-B via an application downloadable on the subjects’ mobile phones. Kinesiometrics will provide a patented Software as a Solution (SaaS), mobile-phone based platform that can collect not only years of historical data regarding a subject’s activity levels via steps, distance walked, flights climbed and energy expenditure, but also real-time response information for comparison of activity level changes pre- and post-Lomecel-B infusion. This data may be used to understand and gauge outcomes of treatment regimens. Activity levels can be provided continuously, rather than relying solely on single time points throughout the follow-up period. This could provide rapid understanding of the effect of Lomecel-B, and has the potential to reduce the number of protocol-specific visits a research subject needs to make to the clinic.

Alzheimer’s Disease

We presented previously announced data from our Phase 1 Alzheimer’s disease clinical data as a poster presentation at the 2021 Annual Alzheimer’s Association International Conference (AAIC) Annual Meeting in July. The trial, funded in part by an Alzheimer’s Association Part the Cloud Challenge on Neuroinflammation grant, used a randomized, placebo-controlled double-blind design testing single i.v. infusion of Lomecel-B 20 million cells (“low-dose”; (n=15)), Lomecel-B 100 million cells (“high-dose”; n=10)), or placebo (n=8). Key results from this trial include demonstrating safety and tolerability in the target patient population, and a statistically significantly slower reduction in Mini Mental State Exam score for the low dose Lomecel-B group (20 million cells) compared to placebo.

Bahamas Treatment Registry Trial

Since 2017 we have sponsored a registry in The Bahamas under the approval and authority of the Ministry of Health’s National Stem Cell Ethics Committee (NSCEC). The Bahamas Registry Trial administers Lomecel-B to eligible participants at two private clinics in Nassau for a variety of indications. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms from the NSCEC, we are permitted to charge a fee to participate and receive Lomecel-B. Please refer to Impact of COVID 19 Pandemic above for additional information related to the Treatment Registry.

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

Cost of revenues

We record cost of revenues based on expenses directly related to revenue. For Grants, we record allocated expenses for Research and development costs to a grant as a cost of revenues. For the Clinical trial revenue, directly related expenses for that program are allocated and accrued as incurred. These expenses are similar to those described under “Research and development expenses” below.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of royalty and license fees associated with our agreements with the UM, as well as attending and sponsoring industry, investment, organization and medical conferences and events.

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1) those activities that should be identified as research and development; 2) the elements of costs that should be identified with research and development activities, and the accounting for these costs; and 3) the financial statement disclosures related to them. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including CROs and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

Income Taxes

As of September 30, 2021, we are treated as a C corporation for federal and state income tax purposes. Prior to February 12, 2021, we were treated as a partnership for federal and state income tax purposes, whereby we passed our earnings and losses through to our members based on the terms of our Operating Agreement. No provision for income taxes has been recorded for the nine months ended September 30, 2021 and 2020. As we converted from an LLC to a C corporation during the year ending December 31, 2021, we may incur income taxes if we have earnings in 2021. At this time the Company has not evaluated the tax impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Three months Ended September 30,		Increase
	2021	2020	(Decrease)
Revenues	$232	$1,865	$(1,633)
Cost of revenues	68	1,492	(1,424)
Gross profit	164	373	(209)
Expenses
General and administrative	2,996	702	2,294
Research and development	2,048	585	1,463
Selling and marketing	25	44	(19)
Total operating expenses	5,069	1,331	3,738
Loss from operations	(4,905)	(958)	(3,947)
Interest expense	(1)	(4)	3
Other income	51	24	27
Net loss	$(4,855)	$(938)	$(3,917)

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended September 30, 2021 and 2020 were $0.2 million and $1.8 million, respectively. The $1.6 million, or 88%, decrease when compared to the same period in 2020, was primarily due to a decrease in grant revenue year-over-year. Grant revenue for the three months ended September 30, 2021 and 2020 was $0.1 million and $1.8 million, respectively. The $1.7 million, or 96% decrease when compared to the same period in 2020, was primarily due to a reduction in grant funds available due to the completion of the grant-funded clinical trials and corresponding completion of the grant. Clinical trial revenue, which derives from the Bahamas Registry Trial, for the three months ended September 30, 2021 and 2020 was $0.2 million and $0, respectively. Clinical trial revenue for the three months ended September 30, 2021 was $0.2 million, or 100%, higher when compared to the same period in 2020. COVID-19 related travel concerns continue to negatively impact clinical trial revenue.

Related cost of revenues was $0.1 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. The $1.4 million, or 95%, decrease when compared to the same period in 2020, was primarily due to lower cost of revenues for grants incurred in 2021. This resulted in a gross profit of $0.2 million for the three months ended September 30, 2021, a decrease of $0.2 million, or 56%, when compared with a gross profit of $0.4 million for the same period in 2020.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2021 increased to $3.0 million, compared to $0.7 million for the same period in 2020. The increase of $2.3 million, or 327%, was primarily related to an increase for compensation, insurance and professional expenses incurred during the current period; including $1.6 million of equity-based compensation expense recorded for the RSUs and stock options granted. For 2021, general and administrative expenses consisted primarily of rent, professional fees, insurance, and paid and accrued compensation costs.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2021 increased to $2.0 million, from $0.6 million for the same period in 2020. The increase of $1.4 million, or 250%, was primarily due to an increase in research and development expenses that were not reimbursable by grants; including $0.9 million of equity-based compensation expense recorded for the RSUs and stock options granted. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three months Ended September 30,
	2021	2020
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$455	$255
Supplies and costs to manufacture Lomecel-B	100	36
Employee compensation and benefits	360	95
Equity-based compensation	878	5
Depreciation	182	182
Amortization	55	15
Travel	18	(5)
Other activities	-	2
	$2,048	$585

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended September 30, 2021 and 2020 was $0.1 million. Selling and marketing expenses consists primarily of marketing fees recorded for our clinical programs.

Interest Expense: Interest expenses for the three months ended September 30, 2021 was less than $0.1 million. The increase was due to interest expenses accrued for our SBA loan.

Other Income: Other income for the three months ended September 30, 2021 was less than $0.1 million. Other income was primarily the result of $42,000 received in rental payments recorded from a sublease, and $22,000 from federal research tax credits.

Net Loss: Net loss increased to approximately $4.9 million for the three months ended September 30, 2021, from a net loss of $0.9 million for the same period in 2020. The increase in the net loss of $4.0 million, or 418%, was for reasons outlined above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Nine months Ended September 30,		Increase
	2021	2020	(Decrease)
Revenues	$1,097	$4,449	$(3,352)
Cost of revenues	576	3,152	(2,576)
Gross profit	521	1,297	(776)
Expenses
General and administrative	8,454	2,037	6,417
Research and development	5,359	1,515	3,844
Selling and marketing	132	140	(7)
Total operating expenses	13,945	3,692	10,254
Loss from operations	(13,424)	(2,395)	(11,030)
Forgiveness of Paycheck Protection Program loan	300	-	300
Interest expense	(3)	(4)	1
Other income	151	34	117
Net loss	$(12,976)	$(2,365)	$(10,612)

Revenues, Cost of Revenues and Gross Profit: Revenues for the nine months ended September 30, 2021 and 2020 were $1.1 million and $4.4 million, respectively. The $3.3 million, or 75%, decrease when compared to the same period in 2020, was primarily due to a decrease in clinical trial and grant revenue year-over-year. Grant revenue for the nine months ended September 30, 2021 and 2020 was $0.6 million and $3.6 million, respectively. The $3.0 million, or 85% decrease when compared to the same period in 2020, was primarily due to a reduction in grant funds available due to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the nine months ended September 30, 2021 and 2020 was $0.5 million and $0.8, respectively. Clinical trial revenue for the nine months ended September 30, 2021 was $0.3 million, or 31%, lower when compared to the same period in 2020. During the nine months ended September 30, 2021, clinical trial revenue was negatively impacted by COVID-19 travel restrictions, as participants continued to have concerns with respect to international travel.

Related cost of revenues was $0.6 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively. The $2.5 million, or 82%, decrease when compared to the same period in 2020, was primarily due to lower cost of revenues for grants incurred in 2021 and lower costs related to the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.5 million for the nine months ended September 30, 2021, a decrease of $0.8 million, or 60%, when compared with a gross profit of approximately $1.3 million for the same period in 2020.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2021 increased to $8.4 million, compared to $2.0 million for the same period in 2020. The increase of 6.4 million, or 317%, was primarily related to an increase for compensation, insurance and professional expenses incurred during the current period; including $3.9 million of equity-based compensation recorded for the RSUs and stock options granted. The increase was also due to an increase in insurance costs of $0.5 million and investor relation costs of $0.6 million. For 2021, general and administrative expenses consisted primarily of rent, professional fees, insurance, and paid and accrued compensation costs.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2021, increased to $5.3 million, from $1.5 million for the same period in 2020. The increase of $3.8 million, or 252%, was primarily due to an increase in research and development expenses that were not reimbursable by grants; including $2.1 million of equity-based compensation recorded for the RSUs and stock options granted. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Nine months Ended September 30,
	2021	2020
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$1,214	$421
Supplies and costs to manufacture Lomecel-B	362	152
Employee compensation and benefits	860	335
Equity-based compensation	2,097	15
Depreciation	545	542
Amortization	138	47
Travel	46	9
Other activities	97	2
	$5,359	$1,523

Selling and Marketing Expenses: Selling and marketing expenses for each of the nine-month periods ended September 30, 2021 and 2020 was $0.1 million. Selling and marketing expenses consists primarily of marketing fees recorded for our clinical programs.

Forgiveness of Paycheck Protection Program loan: Forgiveness of Paycheck Protection Program loan for the nine months ended September 30, 2021, increased to $0.3 million, compared to $0 for the same period in 2020. The increase of $0.3 million, or 100% was due to the non-recurring nature of the forgiveness of the PPP loan.

Other Income: Other income for the nine months ended September 30, 2021, increased to $0.2 million, compared to less than $0.1 million in the prior year period. Other income was primarily the result of $102,000 received in rental payments recorded from a sublease, $8,000 from recorded investment income, $24,000 from federal research tax credits and $17,000 from a gain resulting from an equity exchange.

Net Loss: Net loss increased to $13.0 million for the nine months ended September 30, 2021, from a net loss of $2.4 million for the same period in 2020. The increase in the net loss of $10.6 million, or 449%, was for reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Nine months Ended September 30,
	2021	2020
Net cash used in operating activities	$(8,355)	$(1,859)
Net cash used in investing activities	(9,381)	(221)
Net cash provided by financing activities	26,658	1,608
Net increase in cash and cash equivalents	$8,922	$(472)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2021 was $8.4 million, consisting primarily of our net loss of $13.0 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses; including $6.0 million of equity-based compensation recorded for RSUs and stock options granted. Net cash used in operating activities for the nine months ended September 30, 2020 was $1.9 million, consisting primarily of our net loss of $2.4 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2021 was $9.4 million, consisting primarily of an increase of $9.2 million in short-term investments. Net cash used in investing activities for the nine months ended September 30, 2020 was $0.2 million, consisting of purchases of property and equipment and capitalized intangible costs.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was $26.7 million consisting primarily of: $26.1 million in net proceeds received from our IPO. Net cash provided by financing activities for the nine months ended September 30, 2020 was $1.6 million consisting primarily of $1.1 million in net proceeds received from subscription of our Series C membership units issued prior to Corporate Conversion and proceeds from the SBA’s PPP loan of $0.3 million and Disaster Recovery Plan loan of $0.1 million.

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

To date, we have financed our operations primarily through our IPO, private equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $56.1 million in gross proceeds from the issuance of equity. As of September 30, 2021, the Company had cash, and cash equivalents of $9.7 million, short-term investments of $9.2 million and working capital of approximately $17.7 million. We have $0.1 million of indebtedness as of September 30, 2021 from loans provided by the Small Business Administration (SBA). Revenue from our Bahamas Registry Trial, after the Bahamas lifted its COVID-19 travel restrictions, has been slowed due to continued concerns with respect to international travel.

Capital in 2020

During 2020, we received $1.1 million from investors in exchange for 18,335 Series C membership units. These units were subsequently converted into shares of Class A Common Stock as part of our Corporate Conversion, as discussed in greater detail in the notes to the unaudited financial statements included in this Quarterly Report on Form 10-Q.

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

Grant Awards

From inception through September 30, 2021, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred, or supplies and materials are received. As of September 30, 2021, and December 31, 2020, the amount of unused grant funds that were available for us to draw was approximately $0.8 million and $1.4 million, respectively. The following table summarizes the grants awarded (in thousands).

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

Contractual Obligations and Commitments

As of September 30, 2021, we have $3.9 million in operating lease obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition, results of operations and liquidity are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

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

Changes in internal control over financial reporting

In response to the COVID-19 pandemic, most of our corporate employees, including all those involved in the operation of our internal controls over financial report, have been working remotely in some capacity since mid-March 2020, with certain employees using a hybrid approach, with some days in the office and some days working remotely. Despite this change, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

On September 13, 2021, the Company and certain of our directors and officers were named as defendants in a securities lawsuit filed in the United States District Court for the Southern District of Florida and brought on behalf of a purported class. The suit alleges there were materially false and misleading statements made (or omissions of required information) in the Company’s initial public offering materials and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of the federal securities laws.  The action seeks damages on behalf of a proposed class of purchasers of our common stock during said period.

We believe that these allegations are without merit and we intend to vigorously defend against them.

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

The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has impacted our Bahamas Registry Trial business. It is also possible that the COVID-19 pandemic could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, it could impact the timing and enrollment of our collaborators’ planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic could also disrupt the production capabilities of our contract manufacturing facility. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted. In addition, COVID-19 could materially and adversely impact our operations due to, among other factors:

●	a general decline in business activity;

●	difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;

●	the potential negative impact on the health of our employees, especially if a significant number of them or any of their family members are impacted or if any of our senior leaders are impacted for an extended period of time;

●	the potential negative impact on our ability to monitor the investigative sites participating in our clinical studies in person or even remotely, which could result in a deviation from pre-pandemic protocols and/or site monitoring and data management plans, and delays in our ability to perform data-related tasks dependent on communications with personnel at the investigative sites, such as resolution of open data queries, the cumulative effects of which could lead to delayed or missed identification of non-compliance with good clinical practice (GCP), and/or unrecognized data errors.

●	potential delays in the preparation and submission of applications for regulatory approval of our products, as well as potential delays in FDA’s ability to review applications in a timely manner consistent with past practices;

●	potential difficulty in adequately overseeing and/or evaluating the manufacturing process at the facilities that will manufacture future commercial;

●	a deterioration in our ability to ensure business continuity during a disruption.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2021, we issued a total of 163,719 unregistered shares of Class A common stock, with an aggregate value of $1.2 million, as consideration under various pre-existing consulting and license agreements. More specifically, of the amount noted in the prior sentence, 110,387 shares were issued to UM (for further information see Note 9 to the unaudited financial statements included in this Quarterly Report on Form 10-Q) and 53,332 shares were issued to the Company’s investor relations consultants. The issuance of securities in the transactions described above were each exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

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

LONGEVERON INC.

Date: November 12, 2021	/s/ Geoff Green
Geoff Green
Chief Executive Officer
(principal executive officer)

Date: November 12, 2021	/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial and accounting officer)