Form 10-K
period 2021-12-31
Longeveron Inc.
filed 2022-03-11
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $26,000,000 as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 10, 2022, the registrant had 5,326,512 shares of Class A Common Stock, $0.001 par value per share, and 15,585,062 shares of Class B Common Stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the timing and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development of our product candidates, including additional disease states or indications we may pursue;

●	existing regulations and regulatory developments in the U.S., Japan and other jurisdictions;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our need to raise additional capital, the difficulties we may face in obtaining access to capital, and the dilutive impact it may have on our investors;

●	our financial performance; and

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein after we distribute this report, whether as a result of any new information, future events or otherwise.

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

ii

PART I

Item 1. Business

Overview

We are a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions. Our lead investigational product is the LOMECEL-B™ cell-based therapy product (“Lomecel-B”), which is derived from culture-expanded medicinal signaling cells (MSCs) that are sourced from bone marrow of young healthy adult donors. We believe that by using the same cells that promote tissue repair, organ maintenance, and immune system function, we can develop safe and effective therapies for some of the most difficult disorders associated with the aging process and other conditions.

We are currently sponsoring or have sponsored Phase 1 and 2 clinical trials in the following indications: Aging Frailty, Alzheimer’s disease (AD), the Metabolic Syndrome, Acute Respiratory Distress Syndrome (ARDS), and hypoplastic left heart syndrome (HLHS). Our mission is to advance Lomecel-B and other cell-based product candidates into pivotal Phase 3 trials, with the goal of achieving regulatory approvals, subsequent commercialization and broad use by the healthcare community.

Our philosophy is that healthy aging can be improved through regenerative medicine approaches. Life expectancy has substantially increased over the past century as a result of medical and public health advancements. However, this increase in longevity has not been paralleled by the number of years a person is expected to live in relatively good health, with limited chronic disease and disabilities of aging – a period known as healthspan. As we age, we experience: a decline in our own stem cells; a decrease in immune system function, known as immunosenescence; diminished blood vessel functioning; chronic inflammation, known as “inflammaging”; and other aging-related declines. Our preliminary clinical data suggest that Lomecel-B can potentially address these problems through multiple mechanisms of action, or MOAs, that simultaneously target key aging-related processes.

Improving healthspan is an imperative for governmental health agencies. The National Institute on Aging (NIA), an institute of the National Institutes of Health (NIH), has promoted the concept of geroscience – the idea that aging itself is the biggest risk factor for aging-related human diseases and that aging can be approached as a treatable disease to improve healthspan. The geroscience hypothesis provides a strong rationale for the approach of treating underlying biological processes contributing to aging as a way to reduce disease burden and advance global human health. Our investments into developing and testing product candidates are aimed at reducing aging-related disease burden and improving healthspan.

Our Strategy

Our core business strategy is to become a world leading regenerative medicine company through the development and commercialization of novel cell therapy products for unmet medical needs, with emphasis on aging-related indications. Key elements of our business strategy are as follows.

●	Advance Lomecel-B and other regenerative medicine products to market. We are advancing Lomecel-B into later stage clinical trials for the purpose of achieving commercialization in one or more indications. Our studies throughout the clinical development process are intended to generate safety and efficacy data needed to advance these programs, and establish foundations for subsequent development and expansion into new areas. We will continue to leverage our technical and clinical expertise, and relationships with clinical investigators, treatment centers, and other key stakeholders, to explore new opportunities.

●	Expand our manufacturing capabilities to commercial-scale production. We operate a good manufacturing practice (GMP) – compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective large-scale manufacturing to meet future commercial demand.

●	Non-dilutive funding. Our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.9 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the NIH, Alzheimer’s Association, and Maryland Stem Cell Research Fund (MSCRF). These prestigious funding awards are non-dilutive and allow us to collaborate with state and federal partners in pursuing safe and effective therapeutics for disorders that have few, if any, available approved treatments.

●

Continue to develop our existing international programs. We have selected Japan as our first non-U.S. territory for a randomized, double-blinded, placebo-controlled clinical trial to evaluate Lomecel-B for Aging Frailty. We intend to explore other indications and other international locations for further development and commercialization.

●	Collaboration arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, commercialization or other collaboration agreements for the purpose of commercializing Lomecel-B and other products domestically and internationally.

●	Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we continue to actively explore promising potential additions to our pipeline of product candidates.

●	Continue to expand our intellectual property portfolio. Our intellectual property is vitally important to our business strategy, and we take significant steps to develop this property and protect its value. Results from our ongoing research and development efforts are intended to add to our existing intellectual property portfolio.

Clinical Development Pipeline

Since our founding in 2014, we have initiated six clinical studies under five U.S. Food and Drug Administration (FDA) Investigational New Drug applications (INDs) for the purpose of evaluating the safety and efficacy of Lomecel-B (See Figure 1).

Figure 1: Lomecel-B clinical development pipeline

●	Aging Frailty. Aging Frailty is a life-threatening geriatric condition that disproportionately increases a patient’s risk for poor clinical outcomes due to disease and injury. It is believed by geriatricians to be treatable, although no approved pharmaceutical or biologic treatments currently exist for the condition. The definition of Aging Frailty lacks consensus, and would be a new indication from a regulatory standpoint. As such, any approval of Lomecel-B for gaining Frailty indication will therefore require additional clinical data and continued discussion with the U.S. FDA and Japan’s Pharmaceuticals and Medical Devices Agency (PMDA).

○	We have completed two U.S. clinical trials under FDA investigational new drug application (IND) 016644: (1) a multicenter, randomized, placebo-controlled Phase 2b trial (“Phase 2b Trial”) evaluating whether Lomecel-B can improve physical function, reduce inflammation, and improve quality of life, among other endpoints, in Aging Frailty subjects; and (2) a multicenter, randomized, placebo-controlled Phase 1/2 trial (“HERA Trial”) to evaluate safety, and to explore the effect Lomecel-B may have on biomarkers of immune system function in Aging Frailty subjects receiving the influenza vaccine. Older individuals are often more vulnerable to infection and may be inadequately protected from infection following vaccination due to an aging-related degeneration of the immune system. Data from the Phase 2b Trial was announced in August of 2021 and data from the HERA trial are pending.

○	Japan Clinical Trial: The Japanese PMDA has approved a Clinical Trial Notification (CTN), which is equivalent to a U.S. IND, allowing an Investigator-sponsored Phase 2 clinical study for Aging Frailty patients in Japan. Based on feedback from Japan’s National Center for Geriatrics and Gerontology (NCGG), we anticipate that this trial will open for enrollment in the first half of 2022.

○	The Bahamas Registry Trial: We sponsor and operate a Registry Trial in Nassau, The Bahamas, where participants may receive Lomecel-B for Aging Frailty and other indications, at the participant’s own expense. Lomecel-B is designated as an investigational product in The Bahamas.

●	Alzheimer’s Disease (AD). We have completed a double-blinded, randomized, placebo-controlled Phase 1 clinical trial under FDA IND 016524 to evaluate the safety and tolerability of Lomecel-B in individuals with mild AD. The ongoing subsequent Phase 2a study is a 48-patient, randomized, double-blind and controlled clinical trial designed to evaluate single and multiple infusions of Lomecel-B in subjects with mild AD.

●	The Metabolic Syndrome[1]. The Metabolic Syndrome is an insidious condition which, over the course of years to decades, leads to cardiovascular disease (CVD) and type II diabetes mellitus (T2MD). There are no approved therapies for the Metabolic Syndrome, aside from symptomatic treatments. Under FDA IND 016644, we are conducted a sub-study to evaluate whether Lomecel-B may improve the symptoms of the Metabolic Syndrome in Aging Frailty patients, and evaluate the effects of this comorbidity on responses of Aging Frailty subjects to Lomecel-B. Results from this substudy are expected in first half of 2022. The Metabolic Syndrome presently does not have an accepted consensus definition as an indication for regulatory purposes, and will therefore require additional clinical data and discussion with FDA before additional trials.

●	Acute Respiratory Distress Syndrome (ARDS) due to Viral Infection. ARDS can result in both short-term severe consequences (e.g., prolonged and expensive hospitalization, and death), and long-term debilitating consequences (e.g., severe lung scarring and lung dysfunction). Older persons, those with Aging Frailty, and those with the Metabolic Syndrome are at increased risk for developing ARDS due to viral infection, as the COVID-19 pandemic has demonstrated, in which nearly 75% of deaths in the U.S. have occurred in individuals 65 years of age and older. We are conducting a multicenter, randomized, placebo-controlled Phase 1 trial under FDA IND 019668 to evaluate the safety and to explore the potential efficacy of Lomecel-B for treating ARDS due to influenza or SARS-CoV-2 virus infection. The trial is expected to continue enrollment in 2022. As of February 2022, 6 patients have been enrolled in our COVID-19-ARDS trial, and 4 additional patients were treated as part of our COVID-19-ARDS Expanded Access program.

●

Hypoplastic Left Heart Syndrome (HLHS). Lomecel-B is being investigated in an ongoing Phase 2 clinical trial (ELPIS II) clinical trial under FDA IND 017677. ELPIS II is a 38-subject, randomized, double-blind, controlled clinical trial designed to evaluate safety and efficacy of Lomecel-B in conjunction with reconstructive surgery compared to surgery alone. The trial is funded in part by the National Heart, Lung, and Blood Institute (NHLBI, part of the NIH).

Previously, we completed a Phase 1 study under FDA IND 017677 to evaluate the safety, tolerability and provisional efficacy of Lomecel-B as a combinatorial therapy to surgery for this ultra-rare congenital heart defect. Babies born with this condition have an underdeveloped left ventricle, and undergo a series of three surgeries to prevent certain death. Despite these life-saving surgeries, HLHS patients still have a high early mortality rate. We are investigating whether Lomecel-B, directly injected into the heart during the second stage HLHS open-heart surgery, is safe and can improve short- and long-term outcomes in these vulnerable patients. These outcomes include heart function, and heart-transplant-free survival. The Phase 1 study met the primary safety endpoint: no major adverse cardiac events (MACE), nor any treatment-related infections during the first month post-treatment FDA granted our MSCs both Rare Pediatric Disease (RPD) Designation and Orphan Drug Designation (ODD) by the FDA in the third quarter of 2021 for the treatment of HLHS.

[1]	The Metabolic Syndrome study was conducted as a sub-study of patients enrolled in our two US Aging Frailty clinical trials.

Lomecel-B for Aging-Related Indications: a Geroscience Approach

While the exact mechanisms of action of Lomecel-B, and MSCs in general, are still active areas of research, based on current evidence, we believe Lomecel-B may treat multiple facets of aging-related disorders simultaneously through multiple mechanisms of actions that may include the following.

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

●	Improve immune function. Lomecel-B has the potential to improve immune system function, such as the ability to make antibodies.

●	Activate intrinsic repair and regenerative mechanisms. Intrinsic ability to regenerate and repair tissue declines with aging. Lomecel-B has the potential to stimulate these regenerative and repair pathways to promote recovery from damage and a more healthful state.

●	Home to sites of inflammation and damage. A well-known property of MSCs is that they are attracted to sites of inflammation and damage within the body. This property may be advantageous for treating aging-related diseases where the damage can be diffuse. Therefore, by delivering Lomecel-B into the blood via intravenous infusion, it may more readily be able to flow to these diffuse sites.

●	Compensate for aging-related loss of MSCs. Lomecel-B may compensate for diminished MSC activity and numbers in the recipient, which are dramatically reduced as a function of aging.

Biochemical Properties of Lomecel-B

The proposed mechanisms of action of Lomecel-B derive from intrinsic cellular features (See Figure 2). The cells in Lomecel-B cells secrete numerous proteins that include cytokines and growth factors, which are believed to be responsible for decreasing inflammation and promoting repair.

The cells in Lomecel-B also secretes exosomes, which are biochemically active membrane spheres (called vesicles) that carry cargo composed of proteins, ribonucleic acid (RNA), and other molecules. These secreted products can potentially have beneficial effects on numerous targets, even over large distances, in treated subjects. Using exosomes as a therapeutic is an emerging therapeutic approach that we are pursuing through our research and development.

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

In the context of treating aging-related disorders, such exchange of mitochondria, proteins, RNA, and other cargo from Lomecel-B sourced from young donors may suggest cellular regenerative mechanisms for older cells of the recipient which have depleted of mitochondria, have reduced metabolic functioning, etc. In fact, mitochondria released from damaged cells appears to be a signal to induce regenerative mechanisms in MSCs, which can promote a desired shift in energy metabolism in the recipient cells.

Figure 2. Potential mechanisms of action of Lomecel-B. (1) Lomecel-B cells release growth factors and other proteins, such as anti-inflammatory cytokines. These have the potential to reduce inflammation, and stimulate nearby stem cells and other cells (called paracrine activity) to promote regenerative and repair responses. There is also potential for these factors to be released into the blood and work at a distance, called endocrine activity. (2) Lomecel-B cells also have the potential to engage in direct cell-cell interactions to induce positive pathways in contacted cells. (3) Lomecel-B cells release exosomes, which have cargo consisting of RNA, proteins, and other molecules that can be taken up by other cells to provide beneficial effects. (4) Lomecel-B cells also have the potential to form nanotube bridges or TNTs, which can allow the exchange of mitochondria and other cellular contents between cells.

Our Aging Frailty Research Program

Aging Frailty is a clinically-defined and extreme form of unsuccessful aging. It is readily recognized by the hallmark signs of weakness, slowness, fatigue, unintentional weight loss, and low activity. Those with Aging Frailty are disproportionately compromised in their ability to cope with every day and acute stressors, are at increased vulnerability to disease and injury, have lowered tolerance to medications, and are at risk for poor outcomes, including disability and death. Even normally “minor” insults (e.g., minor infection) can have significant consequences, and lead to a spiral of decline to debility in these patients.

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

Biological Underpinnings of Aging Frailty

Aging Frailty is a multifaceted biologically-driven process that is distinct from normal aging. While all of the biological mechanisms underlying frailty are still being elucidated, it is thought to involve a low-level chronic pro-inflammatory state referred to as inflammaging. This loss of control over inflammation can be attributed to an imbalance between levels of inflammatory promoters and anti-inflammatory mediators, as well as diminished capacity to restore equilibrium once an inflammatory stimulus has subsided. The ultimate result is measurable elevated serum levels of pro-inflammatory signaling molecules, such as tumor necrosis factor-α (TNF-α), and diminished levels of anti-inflammatory mediators, such as interleukin-10 (IL-10).

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

Lomecel-B for the Potential Treatment of Aging Frailty

We are evaluating Lomecel-B as a therapy for Aging Frailty because the potential mechanisms of action may suitably address many of the features and underpinnings of this condition. Lomecel-B has the potential to reduce inflammation associated with Aging Frailty, and to promote an anti-inflammatory state by releasing anti-inflammatory molecules, which can promote physiological restoration to a more normal state. We believe current clinical data suggests Lomecel-B may be able to improve aspects of physical functioning, specifically exercise tolerance and endurance in mobility-impaired older, frail individuals. Furthermore, we believe our current clinical and biomarker data suggest that Lomecel-B may improve functioning of the vasculature, which in itself may result in certain systemic benefits to patients.

Market Potential

U.S. leading geriatricians and epidemiologists from Johns Hopkins University estimate approximately 15% of community-dwelling individuals 65 years and older in the U.S. have Aging Frailty, per the Cardiovascular Health Study (CHS) frailty phenotype definition. Another 45% are considered at risk for becoming frail, or “pre-frail”. These equate to 8.1 million and 24.3 million people, respectively. By 2035, the number of individuals with Aging Frailty is projected to reach over 11.4 million. Those with Aging Frailty are disproportionately high consumers of healthcare resources whose cost of care may have significant economic consequences. Developing effective interventions to prevent or reverse frailty is a priority for many countries with single-payor healthcare systems.

Japan is considered to be a “super-aged” society, with approximately 28% of the population aged 65 or older in 2021, representing some 35.9 million individuals. The pooled prevalence of frailty amongst this demographic per CHS frailty phenotype or modified version definition, is estimated to be 7.4%.

For the US and Japanese markets, and any other territory, the market size ultimately will be dependent on many factors, but the precise definition used to define the condition/patient population for regulatory approval purposes in the U.S. and in Japan will likely result in a refined market size that may be a subset of the frail population.

Aging Frailty Clinical Trials and Regulatory Trial in the Bahamas

We have completed two multicenter trials in the U.S. for Aging Frailty, and have received Japanese PMDA approval to conduct a Phase 2 Aging Frailty clinical trial in Japan which is expected to initiate in the first half of 2022. We have government approval to administer Lomecel-B for Aging Frailty participants in a Registry Trial that is actively enrolling in The Bahamas.

U.S. Phase 2b Multicenter, Randomized, Double-Blinded, Placebo-Controlled Trial

The Phase 2b Trial is our most advanced clinical trial in our Aging Frailty program (ClinicalTrials.gov #NCT03169231). The trial design was guided by input from FDA’s Center for Biologics Evaluation and Research (CBER), and Longeveron’s scientific and clinical advisors. Longeveron designated this as a “Phase 2b” trial because its objectives included a preliminary assessment of Lomecel-B effectiveness for an Aging Frailty indication. Longeveron did not conduct a “Phase 2a” trial.

The specific objectives of this trial were to evaluate the effectiveness of Lomecel-B in multiple domain measures of Aging Frailty: physical functioning biomarkers; patient-reported outcomes (PROs); quality-of-life measures (QOLs); frailty status; and clinical outcomes and other endpoints applicable to Aging Frailty. In addition, this trial assessed a dose-range of Lomecel-B to further our understanding of evidence of a dose-response relationship that could support the product’s pharmacological bioactivity. The target population was comprised of: individuals aged 70–85 years who were considered mild to moderately frail per the CSHA Clinical Frailty Scale (CFS), could walk between 200 and 400 meters at baseline; and had systemic inflammation evidenced by elevated tumor necrosis factor-α (TNF-α).

The primary efficacy endpoint in this clinical trial was the change from baseline in the six-minute walk test (6MWT) at six months for investigational treatment compared to placebo treatment. The primary endpoint included a primary analysis (comparing mean change from baseline for investigational arms compared to placebo arm), and a secondary analysis (evaluating whether a dose-response relationship exists). The 6MWT is a functional assessment that engages several organ systems, including the cardiopulmonary, musculoskeletal, and neurologic systems, is a reliable indicator of frailty status, and may correlate with an individual’s ability to perform basic activities of daily living (ADLs). This validated and easily-administered test measures how many meters a person can walk in six minutes, and is a general evaluation of mobility and exercise tolerance or endurance. We intend to evaluate the full spectrum of results from both US Aging Frailty trials, and depending on the data and input from our advisors, we may choose to engage FDA to discuss whether a regulatory pathway to pivotal clinical trial(s) can be identified. These discussions would need to include evaluation of an acceptable and appropriate primary efficacy endpoint(s), in an approvable indication with a mutually agreeably-defined patient population.

Phase 2b Aging Frailty Trial Results

One hundred and forty-eight (148) subjects were randomized and received a single peripheral intravenous infusion of Lomecel-B (25 million cells, 50 million cells, 100 million cells or 200 million cells), or placebo, followed by a 52-week observation period to evaluate safety and efficacy. The Phase 2b trial was conducted at eight hospitals and clinics, primarily in South Florida, including the Miami Veterans Administration (VA) Healthcare System, and was funded by a Small Business Innovation Research (SBIR) grant from the NIH’s NIA. The trial was completed in the first quarter of 2021 and the topline results were announced on August 13, 2021.

●	Primary analysis of the primary efficacy endpoint: Despite showing a statistically significant increase in 6MWT for the highest 3 dose levels of Lomecel-B compared to baseline at Month 6 post-treatment (25 million=7.8 meters, p=0.5040; 50 million=35.8 meters, p=0.0053; 100 million=24.9 meters p=0.0443; 200 million=49.3 meters, p=0.0065; placebo=8.0 meters, p=0.5371), the change in the Lomecel-B groups were not statistically significantly different from the change in placebo group at Month 6 post-treatment, which was the primary efficacy endpoint. However, statistically significant differences from placebo were observed 90 days later at Month 9 post-treatment, which was a pre-specified exploratory endpoint (25 million Δ=27.5, p=0.1530; 50 million Δ=49.2, p=0.0122; 100 million Δ=31.0, p=0.1071; 200 million Δ=63.4, p=0.0077). When pooling all Lomecel-B-treated subjects together, the mean change from baseline compared to placebo at Day 270 was statistically significant (all Lomecel-B Δ=42.8, p=0.0079).

●	Secondary analysis of the primary efficacy endpoint: The secondary analysis was to determine whether a dose-response relationship exists between Lomecel-B and post-treatment changes in 6MWT distance. The results showed a statistically significant dose-response curve at Month 6. Among the various dose-response curves evaluated (Emax, Linear, Exponential, Quadratic, and Sigmoid Emax), all had p-values of less than 0.05, with the Sigmoid Emax model having the most significant dose-response relationship (p=0.0170).

The study’s key secondary endpoints were 6 month change in the patient reported outcome questionnaire PROMIS—Physical Function—Short Form 20a (SF-20a) total score and 6 month change in serum levels of TNF-α, a pro-inflammatory cytokine. Lomecel-B cohorts did not show a statistically significant difference compared to the placebo cohort in the SF-20a score or the TNF-α results. The remainder of the efficacy endpoints, which included assessments of physical function, sexual function, fear and risk of falling, depression, cognition, frailty status, pulmonary function, and clinical outcomes, were considered exploratory and Lomecel-B-treated groups did not show statistically significant differences versus placebo at most of the time points.

We are continuing to further evaluate the clinical and biomarker data, and perform subgroup analysis, in conjunction with working with our Frailty Steering Committee and other advisors to determine next steps in the clinical development plan for this indication.

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

In this clinical program, Lomecel-B is being explored as a candidate for improving immunocompetence in older frail individuals receiving influenza vaccine. The HERA Trial was designed to evaluate safety, to explore whether Lomecel-B infusion may have a positive effect on the aging immune system in response to influenza vaccine, and to evaluate Lomecel-B’s possible effects on Aging Frailty status and endpoints (ClinicalTrials.gov #NCT02982915).

Trial Status. The trial is complete and data from the randomized, placebo-controlled phase is pending. The Phase 1 component of the trial was a 22-patient multicenter, open-label, randomized trial. Phase 2 was a multicenter, randomized, double-blinded, placebo-controlled trial. The Phase 2 portion of the trial had a target enrollment of up to 60 subjects, and enrolled a total of 39 subjects before it was closed for enrollment at the conclusion of the 2020 flu season at the onset of the COVID-19 pandemic in the U.S. Clinical data from the randomized, placebo-controlled Phase 2 trial is pending.

Aging Frailty Phase 1 Results

HERA Immune-Response Data. Phase 1 of the HERA Trial was an open-label study conducted during the 2017 – 2018 flu season. The primary goal was to evaluate the safety of Lomecel-B as a vaccine adjuvant, and evaluate how a short (1 week) or longer (4 week) interval between Lomecel-B infusion and vaccination might impacted the immune response to the vaccine. Subjects enrolled had mild to moderate Aging Frailty per the CSHA CFS, and received the Fluzone High-Dose Vaccine (Sanofi Pasteur Inc.).

Interim results from the Phase 1 portion of the trial showed that both groups (1 week and 4 week interval between infusion and vaccination) showed statistically significant positive antibody responses as determined by the blood levels of IgM and IgG antibodies raised against influenza A and B strains. IgM antibodies appear early in a normal immune response, and are normally followed by IgG antibodies which appear later. Antibody levels ≥ 1.1 index value (IV) indicate positive antibody response. Average IgM levels prior to receiving vaccine were < 1.1 IV at the Infusion Visit and Vaccination Visit, where blood samples were taken prior to Lomecel-B administration and vaccination, respectively. Post-vaccination, these increased to > 1.1 IV, with every subject showing an increase from baseline for all four antibodies (IgG and IgM for influenza A and B viruses). These increases did not significantly differ between the two study arms (1-week and 4-week interval between Lomecel-B infusion and vaccination).

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

The HERA Phase 2 interim analysis showed that the 6MWT increased in the Lomecel-B arm by 45.20 ± 81.03 meters (n=14) at six months post-administration, versus a decrease of 21.40 ± 81.87 meters (n=15) in the placebo arm (mean ± standard deviation; six-month difference from placebo: 66.60 meters. 95%CI: -4.70 – 137.89. p = 0.0656). A similar trend was seen in the open-label HERA Phase 1 (59.59 ± 140.57 meters. 95%CI: -12.68 – 131.86. n=19. p=0.0996). We performed an analysis using the pooled data from patients in the Phase 1 arm combined with those from the Phase 2 interim analysis Lomecel-B arms. At six months post-infusion, there was a statistically significant improvement in the combined Phase 1 & 2 Lomecel-B arms from Baseline relative to placebo (six-month difference from placebo: 75.65 meters. 95%CI: 0.71 – 150.60. p=0.0480). By 12 months post-infusion, the improvements had waned in the Lomecel-B groups (Phase 1, Phase 2 interim analysis, and combined), and were no longer significantly different from placebo (12-month difference from placebo: 35.31 meters. 95%CI: -16.99 – 87.61. p=0.1796).

Japanese Phase 2 Aging Frailty Trial

The PMDA has approved an investigator-initiated CTN application for a multicenter Phase 2 clinical study of Lomecel-B infusion in older Japanese subjects with mild to moderate Aging Frailty. The trial is similar in design to our U.S. Phase 2b Trial, and is expected to initiate in first half of 2022. The CTN applicant is the NCGG, and we are engaged in trial planning with the NCGG and Juntendo University Hospital, as the other clinical trial site.

Under the 2014 law passed by the Japanese government, two new Acts were added that regulate regenerative medicine development and offer two pathways to market for regenerative medicine product candidates: The Act on the Safety of Regenerative Medicine (ASRM) and the Pharmaceutical and Medical Devices Act (PMD Act). A summary of the primary differences and benefits of the two Acts is described in “Japanese Laws and Regulations” within the Business section of this report.

The Bahamas Registry Trial

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

Patients afflicted with AD have characteristic brain changes that include abnormal protein deposits in the brain, called β-amyloid deposits. Another feature that occurs within the neurons themselves is called neurofibrillary tangles, which interferes with the structure and function of the neurons, and leads to neuron death. Inflammation in the brain – a process called neuroinflammation – is also a key feature of AD. This pro-inflammatory state appears essential for the clinical manifestation of dementia resulting from AD. In addition, the functioning of the blood vessels in the brain are often compromised in AD, the consequences of which include impaired exchange across the barrier between the blood and the brain, called the blood-brain barrier (BBB). Ultimately, these pathological processes lead to the structural changes in the brain and resulting dementia.

We are testing Lomecel-B as a potential treatment for AD based on the hypothesis that its multiple MOAs can simultaneously address multiple features of AD. Preclinical studies show that MSCs can potentially reduce AD-associated brain inflammation, improve the function of blood vessels in the brain, and reduce brain damage due to AD progression, and promote regenerative responses. We have completed a multicenter, randomized, double-blinded, placebo-controlled Phase 1 safety study of subjects with mild AD. The trial met its primary safety endpoint, and also provided preliminary evidence suggestive of efficacy. Based on the results, we are preparing a larger Phase 2 study. If successful in clinical studies and approved by FDA, we hope that Lomecel-B may prove to be a disease-modifying therapy for AD.

Prevalence of AD and Market Potential

The Alzheimer’s Association estimates that 6.2 million Americans have AD, and as many as 12.7 million Americans will be afflicted by 2050 barring significant medical breakthroughs. An estimated 35.6 million people are affected with AD worldwide, and that number is expected to quadruple by 2050. Among individuals age 85 and older, over a third have AD. AD is currently the sixth leading cause of death in the U.S., taking more lives annually than breast cancer and prostate cancer combined, underscoring the critical importance for developing a therapeutic intervention that can delay or reverse the progression of the disease. Arguably, AD represents the only leading cause of death that cannot be prevented, cured, or slowed using existing approved therapies with the possible exception of Aduhelm in certain patients. This disease has a tremendous impact on the quality of lives of the patients and their caregivers, costing American society an estimated $355 billion for health-care, long-term care, and hospice services in 2021, and over $256.7 billion in unpaid dementia caregiving (usually borne by family members) based on 2020 estimates.

Analysts have suggested that any disease-modifying AD drug that makes it all the way to market could rapidly achieve over $10 billion in sales. Without a major market competitor, analysts have predicted that that figure could balloon to over $20 billion by 2030.

Phase 1 Alzheimer’s Disease Clinical Trial

We have conducted a double-blind, randomized, placebo-controlled Phase 1 trial to evaluate the safety and explore whether there was any preliminary evidence of efficacy of Lomecel-B in subjects with mild AD (ClinicalTrials.gov #NCT02600130). Each subject received a single infusion of low-dose of Lomecel-B (20 million cells), high-dose of Lomecel-B (100 million cells), or placebo. The observation period was 12 months post-infusion. Our results support the safety and tolerability of using Lomecel-B in individuals with AD, in which the primary safety endpoint was met, and no product-associated SAEs were observed.

Results from the AD Phase 1 Trial

While this Phase 1 study was powered for safety as the primary endpoint, it was also designed to evaluate the potential effects of Lomecel-B in multiple efficacy domains that include cognition, ADLs, QOL, and biomarkers.

The Mini Mental State Exam (MMSE) is a validated and commonly used assessment of cognitive function. A decreased score on the MMSE indicates worsening, and a 6-month change of ~1.4 points has been calculated to be a minimally clinically important difference (MCID). Statistically significant differences on the MMSE were found between the low-dose Lomecel-B and placebo groups. The placebo group showed a fairly steady decline on the MMSE over the course of a year (p < 0.05 at Weeks 13, 39, and 52 post-treatment versus baseline). However, the low-dose Lomecel-B group showed no significant change from baseline until Week 52 (1 year) post-infusion. At Week 39, average MMSE scores were 19.78 ± 3.347 in low-dose Lomecel-B arm (Δ from baseline= -1.22 ± 2.728, n = 11) versus 15.43 ± 4.117 in the placebo group (Δ from baseline= -5.09 ± 3.854, n = 7). The difference in change from baseline between the low-dose Lomecel-B arm and placebo was 3.87 points (p = 0.0236; 95%CI: 0.59 – 7.14 points). The high-dose Lomecel-B arm showed no significant changes from baseline or versus placebo. Other cognitive assessments (such as the “Alzheimer’s Disease Assessment Scale – Cognitive”) showed no significant differences between the Lomecel-B and placebo groups.

Phase 2a Alzheimer’s Disease Trial

In the last quarter of 2021, we initiated this 48-patient, Phase 2a, randomized, placebo-controlled multicenter study enrolling mild to moderate AD patients. The study is currently actively screening patients for enrollment. This study is designed to measure brain changes using MRI, and include detailed biomarker assessments of the inflammatory and vascular systems thought to contribute to the worsening of AD, in addition to cognitive function, ADLs, safety, and other endpoints.

Lomecel-B for the Metabolic Syndrome

We conducted a clinical sub-study to our Aging Frailty studies to explore whether Lomecel-B may improve the Metabolic Syndrome, and if the Metabolic Syndrome presents confounding issues for this treatment approach in Aging Frailty patients. This sub-study primarily focuses upon blood-based biomarker changes, and non-invasive evaluation of vascular (blood vessel) functioning.

For the purpose of analysis, we are evaluating the Metabolic Syndrome in subjects enrolled in our Phase 2b Trial and HERA Aging Frailty trials, and dividing them into two groups: those with and without the Metabolic Syndrome. We will look at the effect of Lomecel-B relative to placebo on the two groups with respect to effect changes relevant to the Metabolic Syndrome. Approximately 40% of Aging Frailty patients have been reported to have the Metabolic Syndrome, which we have empirically confirmed from our Phase 2b Trial and HERA clinical trial, in which we have identified approximately 45% and 33% of enrolled subjects, respectively, who meet the criteria for the Metabolic Syndrome. The Metabolic Syndrome is also becoming a well-recognized contributor to AD and related dementias.

The Metabolic Syndrome is a clinically-defined condition (ICD-10: code 277.7) that increases the chances of developing CVD and T2DM. It is also known as X syndrome, insulin resistance syndrome, cardiometabolic syndrome, and Reaven’s syndrome. The Metabolic Syndrome lacks consensus definition regarding the specific variables amongst clinicians and researchers. The Metabolic Syndrome is defined as a cluster of risk factors for which at least three of the following five criteria must be met.

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

Lomecel-B may be a potential candidate for the Metabolic Syndrome through multiple potential MOAs that include the potential to reduce associated inflammation and improve vascular function. Preclinical studies support the clinical benefits of allogeneic MSC therapy for treating the Metabolic Syndrome, which resulted in improvements in vascular function, atherosclerosis, and glucose homeostasis.

Lomecel-B for Acute Respiratory Distress Syndrome (ARDS)

We are conducting a multicenter, double-blinded, randomized, placebo-controlled trial for ARDS due to COVID-19 or influenza virus infection. ARDS can be rapidly induced by a variety of insults, such as coronavirus and influenza virus infection. Approximately 200,000 people suffer from ARDS in the U.S. annually, with a mortality rate of about 40%. These numbers may increase as a result of COVID-19, which could become a seasonal epidemic. Older persons, those with Aging Frailty, and those with the Metabolic Syndrome, are at significantly increased risk for severely poor outcomes from ARDS due to viral infection, including prolonged hospitalization and death.

Viral infection leading to ARDS can result in severe inflammation called a “cytokine storm”, most pronounced by severely elevated serum levels of CRP and IL-6. This in turn leads to disruption of the lung cell layers (the endothelial and epithelial barriers), and consequently, to severe inhibition of pulmonary exchange. ARDS can result in long-term adverse effects on patients, such as lung scarring (fibrosis). As now widely appreciated due to COVID-19, there is a dearth of treatment options available for ARDS, and first-line defense measures often have sub-optimal palliative effects.

Lomecel-B has the potential to be a treatment for ARDS due to the previously described MOAs. These include the potential to treat the cytokine storm induced in ARDS without leading to toxic immunosuppression, reduce fibrotic damage, promote reparative mechanisms, and improve immune functioning.

Status of Clinical Trial. This trial is currently enrolling and we expect enrollment to continue through 2022.

Grant Funding Award. This study is being supported in part by a grant award from the MSCRF, part of Maryland TEDCO.

Emergency Use Expanded Access. In addition to our clinical trial, four patients with ARDS have been treated with Lomecel-B under FDA emergency-use expanded-access through individual physician-filed applications.

Lomecel-B for Hypoplastic Left Heart Syndrome (HLHS)

We are testing Lomecel-B as a potential combinatorial therapy candidate to surgical intervention for HLHS. The scientific goal underlying this study builds on surgical advances of the past thirty years, and is intended to address remaining obstacles to improving long-term cardiac function in HLHS patients.

HLHS is a severe congenital birth defect in which the left ventricle of the heart is either severely underdeveloped or missing. As a consequence, babies born with this condition have severely diminished systemic blood flow, which previously led to a 100% mortality rate shortly after birth. Babies born with HLHS now undergo a complex three stage heart reconstruction over the course of years, in which the single remaining right ventricle is used to support systemic circulation (the right ventricle is normally used for lung circulation, which is a much lower load). While these children can now live into adulthood, early mortality is still extremely high in this population due to right ventricle failure, which is not meant for the increased load demanded for systemic circulation. Furthermore, HLHS patients after undergoing heart reconstructive surgery are often not ideal candidates for a heart transplant. As such, there is an important unmet medical need to improve right ventricular function in these patients to improve both short-term and long-term outcomes.

We believe that Lomecel-B has potential as a combinatorial therapy with HLHS surgery to improve both short- and long-term clinical outcomes. We are evaluating whether a direct injection in the heart can improve right ventricle function by promoting regenerative and repair responses. In animal studies, this combinatorial approach resulted in a 10 – 15% improvement in right ventricle function.

Prevalence of HLHS. HLHS is a rare indication, occurring at approximately 2 – 3 cases per 10,000 live births, or roughly 1,000 children annually in the U.S. FDA has granted both RPD Designation and ODD for the treatment of HLHS.

Results from Phase 1 HLHS Clinical Trial

We have completed a multicenter, open-label, uncontrolled Phase 1 clinical trial in HLHS (ELPIS I, NCT02587572). This study was designed to assess safety of intramyocardial injection of Lomecel-B administered to 10 infants with HLHS during Stage 2 bidirectional cavopulmonary anastomosis (BDCPA, or “Glenn procedure”) surgeries. Children with HLHS undergoing Stage 2 surgery (Glenn procedure) were treated via intramyocardial (direct heart) injection of Lomecel-B. This study met the primary safety endpoint: no major adverse cardiac events (MACE), nor any treatment-related infections during the first month post-treatment.

Phase 2 Hypoplastic Left Heart Syndrome Clinical Trial

A randomized, double-blind and controlled Phase 2 clinical trial designed to evaluate the efficacy of Lomecel-B in conjunction with reconstructive surgery compared to surgery alone, is currently actively enrolling (ELPIS II, NCT04925024). With a target enrollment of 38 infants, we expect ELPIS II to enroll in approximately 7 children’s hospitals in major metropolitan centers located throughout the U.S.

Phase 2 supported by Grant Funding Award. A grant from the NIH’s NHLBI (Grant number 1UG3HL148318), was awarded to the Principal Investigator. We are a subawardee and provide clinical trial material (Lomecel-B) and other support. We may provide additional financial and organizational support for this trial in the future.

Expanded Access. In addition to the clinical trial, one HLHS baby has received Lomecel-B under FDA expanded access, or “compassionate use” approval through an individual physician request.

Other Investigational Products in Development

We have conducted preclinical research and development work for additional cellular therapy product candidates, including exosomes and CD271+ cells. While similar to Lomecel-B, CD271+ cells may have characteristics that could lead to a next generation product and may have additional uses. We conduct research and development for other cellular-based experimental products called exosomes, which are small membrane-bound products secreted by cells, including MSCs, which contain bioactive cargo.

Manufacturing

The manufacture and delivery of cell therapy products to patients involves complex, integrated processes. Commercial success in this area requires manufacturing processes that are reliable, scalable, and economical. We currently operate a manufacturing facility in Miami, FL, which supplies Lomecel-B for our clinical trials and also serves as our corporate headquarters. We have and will continue to devote significant resources to optimization of process development and manufacturing to reduce per-unit manufacturing costs and to enable quick scale-up of production upon approval of any of our candidates in a particular country. We also intend to expand the manufacturing capacities in the U.S. and potentially Japan or other regions in Asia.

We also intend to expand the manufacturing capacities in the U.S. and potentially Japan or other regions in Asia for commercialization at both a regional and global scale upon regulatory approvals.

Our GMP facility went online in early 2017, and consists of 4,150 ft2 (385.5 m2) with approximately 3,000 ft2 (279 m2) of GMP space comprised of ISO 7 cleanrooms, and ISO 8 ancillary areas and 1,150 ft2 (107 m2) of warehouse, research and development and Quality Control space. The GMP cleanrooms are used exclusively for the manufacture of human cellular therapy products for use in clinical trials. The facility is in compliance with FDA regulations in 21 CFR Parts 210 and 211.

Our lead product, Lomecel-B, consists of human allogeneic bone-marrow derived MSCs as the active ingredient. These cells undergo culture-expansion using proprietary processes, and are then formulated, packaged and stored frozen (cryopreserved) until shortly before use. Fresh bone marrow is procured from established, licensed U.S.-based third-party tissue suppliers, which harvest the tissue from young, healthy consenting donors. Lomecel-B is produced using processes that FDA has reviewed and authorized as part of our INDs. We currently have bone marrow supply contracts in place with two suppliers: the Oklahoma Blood Institute and Vista Health Research. These suppliers provide adequate bone marrow for our current and anticipated needs; however, if one or both suppliers were to no longer provide bone marrow, alternate suppliers would be needed or our ability to produce Lomecel-B in the future could be impacted.

Technology Capabilities

From the commencement of operations in 2014, we recognized the potential for a cellular therapy product to be a novel therapeutic candidate in our chosen indications. We have assembled a team of experts and proprietary technologies that we believe enables us to take a systematic approach to rapidly develop improved cell therapies. We believe having established manufacturing capabilities and operations within the U.S. early in the development of our product candidates is a competitive advantage. Over time, we expect to expand regional manufacturing capacity and potentially add external supply nodes to meet projected product requirements for commercialization. We believe that anticipated future clinical and commercial demand for Lomecel-B and new pipeline programs can be met, as our process has been designed to meet these demands as milestones are achieved. We believe our scalable robust manufacturing process, along with our proprietary technologies and our industry experienced team, would be challenging and costly for potential competitors to replicate.

Contract Development and Manufacturing Services

We produce all of our product candidates in the ISO 7 cleanrooms of our GMP facility to satisfy our ongoing clinical studies, and The Bahamas Registry Trial. As a revenue-generating opportunity, occasionally we utilize excess capacity, when available, to provide contract manufacturing and development services to third parties; however, our business development activity is limited in this area.

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

Competition

The field of regenerative medicine, which includes gene therapies, cell therapies (such as Lomecel-B), and tissue-engineered products, is broadly defined as “products intended to repair, replace or regenerate organs, tissues, cells, genes, and metabolic processes in the body,” per the Alliance for Regenerative Medicine (ARM), an international advocacy organization. Regenerative medicine companies number over 1,000 worldwide as of the first half of 2021.

In some of our indications, we face competition from both cellular therapy companies, and pharmaceutical/biotechnology companies. The following table is a general, non-comprehensive list of cellular therapy companies that we believe could be considered our primary competition on the basis that these companies are developers of living cell-based therapies, albeit for different indications in most cases.

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

Biology of Aging Research Companies

To our knowledge, there are no other companies currently conducting clinical trials for Aging Frailty using a regenerative medicine approach. However, this is likely to change as the emphasis on developing an effective treatment grows. Per clincialtrials.gov, as of March 1, 2022, there are a few groups testing different types of stem cells for frailty:

●	The Foundation for Orthopedics and Regenerative Medicine, Antigua and Barbuda are recruiting subjects to evaluate the safety of cultured allogeneic adult umbilical cord derived mesenchymal stem cell intravenous infusion for aging frailty;

●	Shanghai East Hospital in Shanghai, China is recruiting subjects for a multicenter, randomized, double-blind, placebo-controlled Phase 2 clinical study of umbilical cord MSC infusion for Aging Frailty; and

●	Vinmec Research Institute of Stem Cell and Gene Technology is planning to initiate a trial to investigate the safety and potential therapeutic efficacy of allogeneic administration of umbilical cord-derived MSCs (UC-MSCs) in combination with standard frailty treatment in Vietnam.

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

Competition in Alzheimer’s Disease

There are several companies currently testing cellular therapy in neurologic and cognitive disorders. However, in the U.S., we believe we are the furthest advanced in the clinical development of a regenerative medicine approach to treating AD. The following companies have publicly indicated that they are conducting, or intend to conduct, cell therapy clinical trials in AD.

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

There are many other pharmaceutical and biotechnology companies that are conducting clinical trials of various therapeutics for the treatment of AD. According to the Alzheimer’s Association, in 2021 there were 121 unique therapies registered on ClinicalTrials.gov. Some of the more established and well-known companies in this group include Biogen, Novartis, Eisai, and Eli Lilly.

Competition in HLHS

Currently there are no FDA-approved treatments for HLHS. In addition to our HLHS clinical program, Boston Children’s Hospital is sponsoring a study of allogeneic mesenchymal precursor cells (rexlemestrocel-L) in HLHS with cells provided by Mesoblast Ltd. According to clinicaltrials.gov, ReGen Theranostics is sponsoring an active trial of intramyocardial injection of autologous umbilical cord blood derived mononuclear cells during surgical repair of HLHS.

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

We have a combination of Company-owned and in-licensed patents and patent applications related to cell-based therapy and its various uses. This portfolio includes patent applications directed to use of allogeneic MSCs to (a) increase humoral immunity; (b) treat sexual dysfunction; and (c) act as adjuvants for vaccines. We also have in-licensed a patent family directed to methods of use of CD271+ MSC precursor cells. Our patent applications contain claims that, if allowed, specifically protect the use of our product in individuals with Aging Frailty, immunosenescence, and other age-related diseases. We also rely on trade secrets that may be important to the development of our business. Trade secrets are difficult to protect and enforce and therefore provide us with only limited protection.

We expect to file additional patent applications in support of current and new product candidates, as well as for process and manufacturing-related improvements or inventions, should these arise. These expected additional patent applications may be related to existing patent applications or may create new patent families. Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our current and future product candidates and the methods used to develop, manufacture, administer, and use them. Our commercial success will also depend on successfully defending our patents against third-party challenges and operating without infringing on the proprietary rights of others. We are aware of several U.S. patents held by third parties covering potentially similar or related products, and their manufacture and use. Generally, conducting clinical trials and other acts relating to FDA approval are not considered acts of infringement in the U.S. If and when Lomecel-B MSCs are approved by the FDA, third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. Our ability to deter and, if necessary, to stop third parties from making, using, selling, offering to sell or importing our products or products that are similar to our products depends on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We can neither be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. Unpublished third-party patent applications may exist that would have an effect on our freedom to operate. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most jurisdictions where we file, including the U.S., the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (USPTO), in examining and granting a patent. Patent term in the U.S. may be shortened if a patent is subject to a terminal disclaimer over another patent. Delays on the part of a patentee may decrease patent term adjustment.

In the U.S., the term of a patent that covers an FDA-approved “active ingredient” or methods of its use may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, the Hatch-Waxman Amendments, or the Biologics Price Competition and Innovation Act of 2009 permit a patent term extension of up to five years beyond the expiration of the statutory term of a patent, including any patent term adjustment to which the patent is entitled. The length of the patent term extension is related to the length of time the active ingredient or method is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions for any issued patents we may obtain in any jurisdiction where such patent term extensions are available. We are not assured that the applicable authorities, including the FDA in the U.S., will agree with our assessment of whether such extensions should be granted, and if granted, the length of those extensions. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”

We may file patent applications directly with the USPTO as provisional applications. We may file U.S. non-provisional applications, direct foreign applications under the Paris Convention and the Agreement on Trade Related Aspects of Intellectual Property Rights, and Patent Cooperation Treaty, or PCT, applications. Those applications may claim the benefit of the priority date of one or more earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the PCT member states in which national or regional patent applications can later be pursued based on the PCT application.

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

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors. These include the volume and scope of the prior art, the novelty, non-obviousness, and utility of the invention, and the ability to satisfy the written description and enablement requirements of the patent laws. In addition, the coverage claimed in a patent application can be significantly narrowed before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our future product candidates or for our technology platform. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from copying by competitors. Any patents that we hold may be challenged, circumvented, or invalidated by third parties. We cannot predict whether, in certain jurisdictions, a third-party will use a method confidentially that we later independently discover and patent, which may result in a limited grant to the third party of the ability to continue to practice that method despite our patent.

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

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. Third-party patents could require us to alter our development or commercial strategies or our products or processes, to obtain licenses or to cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. If third parties file requests for inter partes review of our patents, then we may have to defend those patents in the USPTO. For more information, see “Risk Factors—Risks Related to Intellectual Property.”

When available to expand market exclusivity, our strategy is to obtain, or license additional intellectual property related to current or contemplated development platforms, core elements of technology and/or clinical candidates.

Company-Owned Intellectual Property

Mesenchymal Stem Cells as Vaccine Adjuvants and Methods for Using the Same. The claims within this patent application family are currently directed to methods of enhancing the immune response to vaccination, which is one of the research objectives of our Phase 1/2 HERA Trial. This research is relevant to Aging Frailty subjects, who are particularly vulnerable to the effects of viral contagion, such as influenza or COVID-19, and who may be lacking in immunoprotection. Certain claims address the ability to enhance a subject’s immune response to a vaccine through the administration of a therapeutically effective amount of allogeneic mesenchymal stem cells in a subject that exhibits “Inflammaging.” In this family we own one pending U.S. patent application, 9 patent applications outside of the U.S. (in nine jurisdictions), and two patent registrations in South Africa. All of the patent applications are national or regional phase applications based on a PCT application filed in February 2017 and claiming priority to a U.S. provisional application filed in February 2016. National or regional phase applications were filed in the U.S., Australia, Canada, the European Patent Organization, Hong Kong, Israel, Japan, South Korea, New Zealand, Singapore, and South Africa. If issued and assuming all maintenance and annuity fees are paid, patents arising from these applications are projected to expire in 2037.

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

In this family we own one pending U.S. patent application, 12 patent applications outside of the U.S. (in 12 jurisdictions), and a patent registration in South Africa. With two exceptions (The Bahamas and Taiwan), all of the applications are national or regional phase applications based on a PCT application filed in November 2017 and claiming priority to a U.S. provisional application filed in November 2016. The applications in The Bahamas and Taiwan claim priority to that same provisional application but were not filed using the PCT. In addition to the applications in Taiwan and The Bahamas, PCT national or regional phase applications were filed in the U.S., Australia, Canada, China, the European Patent Organization, Israel, Japan, South Korea, New Zealand, Singapore, South Africa, and Hong Kong. If issued and assuming all maintenance and annuity fees are paid, patents arising from these applications are projected to expire in 2037.

Treatment of Sexual Dysfunction and Improvement in Sexual Quality of Life. This application family is directed towards increasing libido and improving sexual function and satisfaction in a female patient through the use of allogeneic or autologous MSC therapy, whether derived from bone marrow, adipose tissue or induced pluripotent stem cells (iPSCs). In this family we own one pending U.S. patent application, 12 patent applications outside of the U.S. (in 12 jurisdictions), and a patent registration in South Africa. With two exceptions (The Bahamas and Taiwan), all of the applications are national or regional phase applications based on a PCT application filed in June 15, 2018 and claiming priority to a U.S. provisional application filed in June 2017. The applications in The Bahamas and Taiwan claim priority to that same provisional application but were not filed using the PCT. In addition to the applications in Taiwan and The Bahamas, PCT national or regional phase applications were filed in Australia, Canada, China, the European Patent Organization, Hong Kong, Israel, Japan, South Korea, New Zealand, Singapore, South Africa, and the U.S. If issued and assuming all maintenance and annuity fees are paid, patents arising from these applications are projected to expire in June 2038.

Potency Assay. We own one PCT patent application relating to examination of protein production by human mesenchymal stem cells in response to stimuli. That application was filed in April 2021 and claims priority to a U.S. provisional application filed in April 2020. National phase applications, if any, are not required to be filed until October 2022 at the earliest.

Treatment of Alzheimer’s Disease with Allogeneic Mesenchymal Stem Cells. We own one PCT patent application related to treatment of AD with allogeneic mesenchymal stem cells. That application was filed in September 2021 and claims priority to three separate U.S. provisional applications, the earliest of which was filed in September 2020. National phase applications, if any, are not required to be filed until March 2023 at the earliest.

Use of Mesenchymal Stem Cells in Treatment of Juvenile Hypoplastic Left Heart Syndrome. We own one U.S. provisional patent application related to treatment of hypoplastic left heart syndrome with allogeneic mesenchymal stem cells. That application was filed in July 2021. Related applications, if any, are not required to be filed until July 2022.

Administration of Mesenchymal Stem Cells for Aging Frailty. We own one U.S. provisional patent application related to administration of mesenchymal stem cells for aging frailty. That application was filed in September 2021. Related applications, if any, are not required to be filed until September 2022.

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

The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. This agreement was amended on December 11, 2017. The 2017 amendment modified the dates of the milestone completions under the original UM License. To date, the Company has made payments totaling $140,000 to UM, and as of December 31, 2021, we had accrued $50,000 in milestone fees payable to UM and $100,000 for patent related reimbursements based on the estimated progress to date.

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

Under the agreement, the Company is required to use commercially reasonable efforts to achieve the following milestones: (i) submit an investigational new drug application to FDA (or international equivalent) within one year of effective date of agreement, (ii) initiate a clinical trial utilizing bone marrow derived CD271+ Precursor Cells within three years of the effective date; provided, that any of the milestones may be extended for up to six months for a total of three times by notice and payment of a five thousand dollar extension fee. Failure to achieve these milestones within five years of the effective date triggers a right of termination by JMHMD. Otherwise, the agreement is to remain in effect until either the date all issued patents and filed patent applications have expired or been abandoned, or 20 years after the date of FDA approval of the last commercialized product or process arising from the patent rights whichever comes later. Further, each party has the right to terminate upon sixty days’ prior written notice, or in the event of breach. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $500,000 of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. The Company to date has not incurred any royalty or sublicense related expense, but has paid $45,000 in license fees($10,000 per year for 2021, 2020 and 2019) and for a $15,000 extension fee. In addition, the Company paid legal fees of approximately, $25,000 for each of the years ended December 31, 2021 and 2020, in connection with the patent prosecution, issuance, and maintenance fees related to CD271+ technology.

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

Trademarks

We have registered trademarks or applied for registered trademarks for “Longeveron” in the following jurisdictions. We have begun to phase out the registrations and applications for “LMSC” in favor of registrations for “LOMECEL-B”. In some jurisdictions multiple registrations and/or applications exist so that multiple goods and/or services may be listed:

Territory	“LOMECEL-B”	“Longeveron”	“LMSC”
The Bahamas		Registered	Closed
Brazil		Registered
Canada		Registered
China		Registered	Registered
European Union		Registered
Hong Kong		Registered
India		Registered
Japan		Registered	Registered
South Korea		Registered
Morocco		Registered	Registered
Panama		Registered
Switzerland		Registered
Taiwan		Registered
U.S.	Allowed	Allowed	Pending
Vietnam		Registered

Government Regulation and Biologic Drug Approval

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. We believe that the FDA will regulate Lomecel-B as a biologic drug (i.e., a biologic) through the biologics license application (BLA) process under the jurisdiction of the Center for Biologics Evaluation and Research (CBER). We will work with FDA to confirm that a BLA is the most appropriate pathway and that CBER will be the FDA center responsible for review and licensure (i.e., approval). However, FDA may disagree with us, in which case we will follow FDA’s recommendation. For future product candidates we will also confirm the appropriate approval pathway (i.e., BLA or new drug application (NDA)) and the appropriate FDA center with regulatory oversight (i.e., CBER or the Center for Drug Evaluation and Research (CDER)).

U.S. Biologic Drug Development Process

In the U.S., biologic drugs—or simply “biologics”—are regulated under two statutes: The Public Health Service Act (PHS Act) and the federal Food, Drug, and Cosmetic Act (FFDCA) and their implementing regulations. However, approval of only one application—typically either a BLA or an NDA—is required prior to marketing. Numerous FDA “Guidance Documents” and other materials address specific aspects of development for specific types of product candidates (e.g., cells, tissues, gene therapies, or vaccines). The process of obtaining approval and complying with applicable statutes and regulations requires substantial time and financial resources. Failure to comply with the applicable U.S. requirements before, during, or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold on ongoing clinical trials, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a biologic may be marketed in the U.S. generally involves the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance applicable regulations;

●	submission to of an IND, which must become effective before human clinical trials may begin;

●	approval by an independent IRB at each clinical site (or by one “commercial IRB”) before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with current good clinical practice (cGCP) requirements to establish the safety, purity, and potency (i.e., efficacy) of the proposed biologic for its intended use;

●	submission of a BLA after completion of all clinical trials;

●	satisfactory outcome of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of clinical investigation sites and the manufacturing facility or facilities at which the biologic is produced; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the U.S.

The specific preclinical studies and clinical testing that is required for a BLA varies widely depending upon the specific type of product candidate under development. Prior to beginning a human clinical trial with either a biologic or drug product candidate in the U.S., we must submit an IND that must become effective. The focus of an IND is the general investigational plan and protocol for the proposed clinical study. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls (CMC) information; and any available human data or literature to support the use of the investigational product. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical hold is lifted and the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, including that all research subjects provide their informed consent to participate. Clinical trials are conducted under protocols detailing, among other things, the study objectives, safety monitoring, and effectiveness criteria. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Other submissions to an IND include protocol amendments, information amendments, IND safety reports and annual reports. Furthermore, an independent IRB for each clinical trial site (or a single “commercial IRB” must review and approve the protocol and informed consent form before the clinical trial may begin. The IRB also monitors the clinical trial until completed.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some clinical trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee (DMC). A DMC authorizes whether or not a study may move forward at designated check points based on access to certain data from the trial. The DMC may halt the clinical trial based on an unacceptable safety risk or on other grounds, such as a failure to demonstrate efficacy. Related reporting requirements for the sponsor, clinical investigator, and/or IRB also include IND safety reports and updating clinical trial results in public registries (e.g., ClinicalTrials.gov).

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects to test the safety, dosage tolerance, absorption, metabolism, distribution, excretion, side effects, and, if possible, early evidence of effectiveness. In the case of some products for severe or life-threatening diseases when the product may be too inherently toxic to ethically administer it to healthy volunteers, Phase 1 studies may instead be conducted in individuals who have the targeted disease or condition instead of healthy subjects.

●	Phase 2: The product candidate is administered to a limited population of individuals who have the specified disease or condition to evaluate safety, preliminary efficacy, optimal dosages and dosing schedule, possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 (i.e., pivotal) clinical trials.

●	Phase 3: Phase 3 clinical trials are generally the largest studies conducted at multiple clinical trial sites. The product candidate is administered to an expanded population that has the specified disease or condition to further evaluate dosage, provide statistically significant evidence of clinical efficacy and gain additional safety data. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Concurrent with clinical trials, sponsors usually complete additional animal studies, develop information about the chemical and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must consistently produce quality batches of the product candidate. Furthermore, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final biologic. In addition, the sponsor must develop and test appropriate packaging, and conduct stability studies to demonstrate that it does not undergo unacceptable deterioration over its shelf life.

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

U.S. Review and Approval Process for Biologic Drugs

Assuming successful completion of all required testing, the sponsor submits a BLA containing the results of product development, preclinical and other non-clinical studies and clinical trials, descriptions of the manufacturing process, analytical testing, proposed labeling and other relevant information. The submission of a BLA is subject to the payment of a substantial application fee under the Prescription Drug User Fee Amendments (PDUFA). PDUFA fees apply to both drugs and biologics. Sponsors may seek a waiver of these fees in certain limited circumstances, including a waiver of the application fee for the first BLA or NDA submitted by a small business. Product candidates with an orphan drug designation (ODD) are not subject to the BLA application fee unless the product application also includes a non-orphan indication.

The FDA reviews a BLA to determine, among other things, whether a biologic is safe, pure, and potent (i.e., effective) for its intended use and whether its manufacturing is GMP-compliant to assure the product’s identity, strength, quality and purity. Under PDUFA, the FDA has a goal date of ten months from the date of “filing” to review and act on the submission. However, the time between submission and filing can add an additional two months as FDA conducts a preliminary review to ensure that the BLA is sufficiently complete to permit substantive review. Formal FDA review of the BLA does not begin until FDA has accepted it for filing. The FDA may refer an application in some cases to an advisory committee for its independent review. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation to FDA as to whether the application should be approved and under what conditions. The FDA is not bound by advisory committee recommendations, but it considers them carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the locations where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMPs, and are adequate to assure consistent production of the product within required specifications. An important part of a BLA is a lot release protocol that the sponsor will use to test each lot of product made after BLA approval, as well as the FDA’s own test plan that will be used for confirmatory testing of each post-approval product lot that is made before it is released to the public. If the FDA determines that the data and information in the application, are not acceptable, then the FDA will outline the deficiencies and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA, it will either issue an approval letter or a Complete Response Letter (CRL). The approval letter authorizes commercial marketing of the biologic with approved prescribing information for specific approved indications. On the other hand, a CRL indicates that the review cycle of the application is complete but the BLA cannot be approved in its present form. A CRL usually describes the specific deficiencies and the actions the sponsor must take to correct those deficiencies. A sponsor that receives a CRL must resubmit the BLA after addressing the deficiencies, withdraw the application, or request a hearing. Even if such additional data and information are submitted, the FDA may decide the resubmitted BLA still does not satisfy the approval criteria.

Following marketing approval, a sponsor may need to fulfill certain post-marketing requirements (PMRs) or post-marketing commitments (PMCs). These may include Phase 4 studies that used to gain additional experience from the treatment of patients for the intended therapeutic indication. The trials may be agreed upon prior to approval, or the FDA may require them if new safety issues emerge. A deferred pediatric study, if required (and not waived) under the Pediatric Research Equity Act (PREA), may also be conducted post-approval if the product includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration.

BLA approval may also include a risk evaluation and mitigation strategy (REMS) that requires sponsor post-marketing regulatory efforts. A REMS is a safety strategy to manage a known or potential serious risk associated with a drug or biologic and to enable patients to have continued access to such medicines by managing their safe use. A REMS may include medication guides, physician communication plans, or elements to assure safe use (ETASU) such as restricted distribution methods, patient registries, and other risk minimization tools.

FDA may withdraw the product approval if the sponsor does not comply with PMRs, PMCs, a REMS program, or other post-marketing requirements. The FDA may also request that a product be recalled for an identified safety issue. Finally, new legislative or regulatory requirements may be enacted or established, or FDA policies may change, all of which could impact the timeline for development programs and regulatory approval.

FDA Expedited Review Programs for Serious Conditions

Under various statutory and regulatory authorities, the FDA has authority to review and approve certain products on an expedited basis if they are intended to treat a serious condition and meet other requirements. These expedited programs are discussed below.

RMAT Designation. In 2017, the FDA established the regenerative medicine advanced therapy (RMAT) designation as part of its implementation of the 21st Century Cures Act. Regenerative medicine therapies to treat, modify, reverse, or cure serious conditions and that meet the appropriate criteria may be eligible for RMAT designation as well as FDA’s other expedited programs (i.e., fast track, breakthrough therapy, or priority review designations or accelerated approval). Regenerative medicine therapies receiving RMAT designation must meet the same standards for approval as any other biological product, including demonstrating the product’s safety and effectiveness. As described in Section 3033 of the 21st Century Cures Act, an investigational product is eligible for RMAT designation if:

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

A request for an RMAT designation can be included in a new IND, or submitted as an amendment to an existing IND. As with other expedited programs, the FDA can withdraw an RMAT designation that has been granted if the designation criteria are no longer met. Benefits of the designation include, among others, early FDA interactions, and the RMAT designation does not require evidence to indicate that the drug may offer a substantial improvement over available therapies.

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

Breakthrough Therapy Designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of a fast-track designation, as well as more intensive FDA interaction and guidance. If a product receives this designation, then the FDA will work to expedite the development and review of that product.

Accelerated Approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require that a sponsor perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Even if a product candidate qualifies for one or more of these programs, the standard for approval (i.e., safety and effectiveness) does not change. We may explore one or more of these opportunities for Longeveron product candidates as appropriate, as the programs are not mutually exclusive.

Marketing Exclusivity

In the case of biologic drugs, several types of marketing exclusivity may apply:

●	Reference product exclusivity;

●	Orphan drug exclusivity; and

●	Pediatric exclusivity.

Reference Product Exclusivity

We believe that FDA will regulate Lomecel-B as a new biologic and will require submission and approval of a BLA under the PHS Act. The PHS Act includes a framework for determining when a biologic is a “reference product” and therefore eligible for marketing exclusivity. The reference product is the single biological product against which a biosimilar (a product that is highly similar to and has no clinically meaningful differences from the reference product) or an interchangeable biosimilar (a product that is both biosimilar to, and will produce the same clinical result as, the reference product) is evaluated.

FDA must determine the date of “first licensure” (i.e., approval) of a biologic which will, in turn, determine whether that biologic qualifies as a reference product that will be eligible for statutory exclusivity (and when such exclusivity will expire). Typically (but not always) the date of approval is the date of first licensure. FDA will not approve a biosimilar or interchangeable biosimilar until the date that is 12 years after the date on which the reference product was first approved. However, FDA may receive an application for a biosimilar or interchangeable biosimilar four years after the date on which the reference product was first approved. These 12- and four-year terms are each extended by six months if the product has been awarded pediatric exclusivity.

Legal uncertainties remain about FDA’s application of the date of first licensure and statutory exclusivity provisions to cell therapy products. At the appropriate time, we intend to provide information to FDA so that FDA can determine the date of first licensure of Lomecel-B (or any other product candidate that will be regulated as a biologic) and the date from which statutory exclusivity will begin to run. However, FDA may not make an immediate decision about the date of first licensure at the time it approves a new biologic. Furthermore, there is currently no precedent showing how FDA will apply this statutory framework to a cell therapy product. The law in this area will likely continue to evolve.

Orphan Drug Designation and Exclusivity.

Congress enacted the Orphan Drug Act in 1983 to spur development of drugs and biologics to treat diseases or conditions affecting few U.S. patients. FDA may grant an orphan drug designation (ODD) for a drug or biologic drug being developed to treat a “rare disease or condition,” defined as affecting fewer than 200,000 persons in the U.S., or affecting more than 200,000 persons in the U.S. but for which there is no reasonable expectation that development costs will be recovered from U.S. sales of the product. A request for ODD must be submitted to the FDA before a marketing application is submitted (i.e., BLA or NDA), but there is no assurance that FDA will award an ODD if requested. In the fourth quarter of 2021, FDA granted ODD to Longeveron’s Lomecel-B for the treatment of HLHS.

An ODD does not change the regulatory review standards of safety and effectiveness and does not shorten the length of the FDA review or approval process. If an investigational product with an ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, then the approved product may be eligible to receive orphan drug exclusivity (ODE) that prevents FDA from approving any other applications to market the same drug or biologic for the same rare disease or indication for seven years, except in several specific circumstances including, among others, demonstrating clinical superiority of a new product vs. the product with ODE because of greater safety, greater effectiveness, or making a major contribution to patient care. Even if an investigational product has an ODD, there is no guarantee that FDA will award ODE upon approval.

Competitors may receive approval of either a different product for the same use or indication, or the same product for a different use or indication. Approved drugs and biologics can also be used by physicians off-label, which is within the scope of their practice of medicine. Accordingly, ODE is not an absolute protection against potentially competing products. Moreover, an ODE awarded to another sponsor could block FDA approval of one of Longeveron’s product candidates for seven years. The law involving ODDs and ODEs, including FDA’s interpretation of “same drug,” is continuing to evolve.

In addition to the potential award of seven-year ODE upon product approval, the benefits of an ODD also include eligibility for certain research tax credits and a waiver of the marketing application fee otherwise required under PDUFA. An application for a prescription product with an ODD is not subject to an application fee unless the application also includes an indication for a non-rare disease or condition as well. For fiscal year 2022, the application fee for a new drug or biologic requiring clinical studies is $3,117,218.

Pediatric Exclusivity.

Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity (e.g., ODE) if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Post-approval Requirements.

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. There also are continuing, annual program fees under PDUFA for any marketed products. Establishment registration of drug and biologic drug manufacturers and their subcontractors with FDA and certain state agencies subjects those entities to periodic unannounced inspections by the FDA for compliance with cGMPs, imposing certain procedural and documentation requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort for production and quality control to maintain compliance with cGMPs and other regulatory requirements.

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

Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for certain patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of approved treatments, as the practice of medicine is outside the scope of FDA’s authority. However, the FDA restricts manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

Healthcare Reform

In the U.S. and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the U.S. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have passed. For example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA were invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On June 17, 2021, the U.S. Supreme Court rejected that challenge to the ACA, holding that plaintiffs in that case lacked standing to challenge the individual mandate or the remainder of the ACA, and that the challenge to the ACA should be dismissed.

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

On July 9, 2021, President Biden signed the “Executive Order on Promoting Competition in the American Economy,” which is focused on increasing competition in several industries, including the pharmaceutical and biotechnology industries. Among other things, the Executive Order directs the Health and Human Services Administration to increase support for generic and biosimilar drugs, to issue a comprehensive plan to combat high prescription drug prices and price gouging, and to standardize plan options in the National Health Insurance Marketplace so that consumers can compare plans more easily. The Executive Order also encourages the FTC to ban “pay for delay” and similar agreements, in which brand-name drug manufacturers pay generic drug manufacturers to stay out of the market, resulting in an estimated $3.5 billion increase in drug prices per year.

Human Capital Management

As of December 31, 2021, we had 18 full-time employees, two part-time employees and one full-time and part-time consultants. Among those, four had M.D. or Ph.D. degrees, one has an M.B.A. degree, and one has a J.D. degree. Of these full-time employees and consultants, 12 are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about our Executive Officers and other key employees is included in Part III, Item 10 of this 10-K, and incorporated by reference herein.

Available Information

The Company was formed as a Delaware limited liability company in October 2014 and converted into a Delaware corporation in February 2021 in connection with our IPO. Our principal executive offices are located at 1951 NW 7th Avenue, Suite 520 Miami, Florida 33136 and our telephone number is (305) 909-0840.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at our website www.longeveron.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Longeveron periodically provides other information for investors on our corporate website, including press releases and other information about financial performance, information on corporate governance and presentations. Our website address is www.longeveron.com, and we make our filings with the SEC available on the Investor Relations page of our website. Our references to website URLs are intended to be inactive textual references only. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Form 10-K. Our common stock is traded on the NASDAQ under the symbol “LGVN”.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Please refer to Item 1A “Risk Factors” of this Form 10-K below for additional discussion of the risks summarized in this Risk Factors Summary.

Risks Relating to our Business

●	We have limited operating history, liquidity and capital challenges;

●	The novelty of our technologies, whether their potential will be realized, and challenges in obtaining regulatory acceptance;

●	Risks relating to the materials used in our products, and our processing and storage facilities;

●	Future competition for product sales;

●	We face risks related to the current COVID-19 pandemic and other health epidemics and outbreaks;

●	We face risks, including inflation and supply shortages, resulting from adverse macroeconomic conditions resulting from various factors; and

●	The use of our product candidates or future products in individuals may expose us to product liability claims, and we may not be able to obtain adequate product liability insurance.

Risks Related to Intellectual Property

●	If our trade secret and patent position does not adequately protect our products and uses, others could compete against us more directly;

●	If certain license agreements are terminated, our ability to continue clinical trials and commercially market products could be adversely affected;

●	We may be unable to sufficiently to protect the confidentiality of our proprietary information, trade secrets, and know-how;

●	Third-party claims of intellectual property infringement may prevent or delay our product development efforts;

●	If the Company’s intellectual property has not all been properly assigned to the Company, we may not be able to commercialize our technology and derive revenue;

●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage; and

●	The potential impact of intellectual property regulation, legislation and litigation on our ability to operate.

Risks Related to Regulatory Approval and Other Governmental Regulations

●	We may not be able to successfully develop or obtain the necessary regulatory approvals for our product candidates and obtain the necessary regulatory approvals;

●	Failure to get required regulatory approvals for conducting clinical trials, or final marketing approval;

●	We may not be able to secure and retain research institutions to conduct our clinical trials; and

●	Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation.

Risks Related to Our Dependence on Third Parties

●	We face various risks relating to our reliance on third party suppliers, manufacturers and distributors;

●	The successful commercialization of our current or future product candidates will depend on obtaining reimbursement from government and third-party payors;

●	We may enter into arrangements with third-party collaborators to help us develop our product candidates and commercialize our products, and our ability to commercialize such products may be impaired or delayed if collaborations are unsuccessful; and

●	If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data, and our later stage or subsequent clinical trial results may not show efficacy, and may not support our earlier stage clinical safety and efficacy results for any particular indication that we are studying or may study;

●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on other product candidates or indications that may be more profitable or for which there is a greater likelihood of success; and

●	We may face difficulties from changes to current regulations and future legislation, both in the U.S. as well as in other foreign jurisdictions where we may be operating.

Risks Related to Our Class A Common Stock and the Securities Market

●	We face volatility for various reasons with respect to our Class A Common Stock;

●	We may be unable to access additional required capital, or be unable to access additional capital on terms that we find acceptable, and may be limited in the amount of capital we may raise due to our size;

●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us;

●	We are subject to securities litigation, which is expensive and could divert management attention; and

●	Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our Class A Common Stock.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

●	We have never commercialized a product candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators; and

●	In order to successfully implement our plans and strategies, we will need to grow our organization, and we may experience difficulties in managing this growth.

Item 1A. Risk Factors

In addition to the other information in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating us. You should carefully consider the risks and uncertainties described below and the other information in this report, including our financial statements and related notes appearing elsewhere in this report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Class A Common Stock or to maintain or change your investment. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Class A Common Stock could decline and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below. For a summary of these risk factors, please see “Risk Factors Summary” beginning on page 31 of this report.

Risks Related to our Business

We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

We are a clinical stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any material revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, building and equipping our research and development laboratories, building and equipping our manufacturing suites, raising capital, acquiring raw materials for manufacturing, product candidate development and manufacturing, securing related intellectual property rights and conducting clinical trials of Lomecel-B. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical stage biotechnology companies in rapidly evolving fields, including but not limited to changes in FDA or foreign body regulatory oversight of products. We also may need to transition from a company with a research focus to a company capable of supporting commercial activities. Such a transition may involve substantial additional capital requirements in order to launch and market a product, changes in the use of proceeds, and significant adjustment to personnel, compared to a clinical-stage development company. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

If the potential of our product candidates to treat diseases is not realized, the value of our technology and our development programs could be significantly reduced.

Our team is currently exploring the potential of our product candidates to treat diseases. We have not yet proven in clinical trials that our product candidates will be a safe and effective treatment for any disease or condition. Our product candidates are susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, or other characteristics that may prevent or limit their marketing approval or commercial use. We have not yet completed all of the testing necessary to allow us to make a determination that serious unintended consequences will not occur. If the potential of our product candidates to treat disease is not realized, the value of our technology and our development programs could be significantly reduced. Because our product candidates are based on MSCs, any negative developments regarding the therapeutic potential or side effects of our MSCs, or regarding scientific and medical knowledge about MSCs in general, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. The novel nature of our product candidates creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement, and market acceptance. For example, although the FDA has approved several cell therapy products, the FDA has relatively limited experience with regulating these kinds of therapies, and its regulations and policies are still evolving. As a result, the pathway to regulatory approval for our product candidates may be more complex and lengthier.

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

There are no FDA-approved allogeneic, cell-based therapies for Aging Frailty, Alzheimer’s disease (AD), the Metabolic Syndrome or other aging-related conditions, nor Hypoplastic Left Heart Syndrome, or other cardiac-related indications. This could complicate and delay FDA approval of our product candidate for these indications, or other indications we study or will study.

Although FDA has approved several cell therapy products, there are no allogeneic cell-based or stem cell therapies currently approved by the FDA for the treatment of Aging Frailty or our other indications. There are also no conventional drugs or therapies currently approved by the FDA with stated indications for Aging Frailty, Aging, or Frailty.

According to the FDA, neither “Aging Frailty” or simply “Frailty,” nor the Metabolic Syndrome, presently have definitions that are acceptable for characterizing the conditions for regulatory purposes, and there are no precedents for regulatory approvals in these indications. This could prevent, complicate and/or delay regulatory approval of our product candidate for these indications.

The FDA and the Japanese PMDA have both indicated that the concept of “Frailty” or the Metabolic Syndrome as an indication will require additional clinical data and discussion before future pivotal trials and marketing authorization. Because the condition of Frailty or the Metabolic Syndrome lacks consensus, there is no guarantee that PMDA, FDA or any regulatory agency will agree to an approvable indication, that there will be consensus regarding the definition of the condition, or will agree on clinical endpoints that would be considered acceptable for demonstrating clinically meaningful benefit. More specifically, our ability to begin Phase 3 (i.e., pivotal) trials in a “Frailty” or “Aging Frailty” indication will depend on our Phase 2 clinical data and subsequent interactions with FDA where we would discuss the size and scope of a Phase 3 program, the appropriate target patient population (i.e., defining the indication), and agreement on one or more primary endpoints that demonstrate clinically meaningful outcome.

It is possible that the FDA may never recognize “aging” as a disease, and may never agree to a definition of “Aging Frailty,” “Frailty” or the Metabolic Syndrome, primarily due to a lack of consensus on the definitions amongst clinicians, researchers and regulators, an insufficient understanding of the underlying pathophysiologic mechanisms that cause any or all of the manifestations, or both. To obtain FDA approval for any indication for the disease states we are studying, we will have to demonstrate, among other things, that our product candidates are safe and effective for that indication in the target population. The results of our clinical trials must be statistically significant, meaning that there must be sufficient data to indicate that it is unlikely the outcome occurred by chance. The FDA will also require us to demonstrate an appropriate dose (i.e., number of cells) and dosing interval for our product candidates, and to identify and define treatment responders, which may require additional clinical trials. As a result, the clinical endpoints, the criteria to measure the intended results of treatment, and the correct dosing for our cell-based therapeutic approaches for these indications may be difficult to determine. These challenges may prevent us from developing and commercializing products on a timely or profitable basis, or at all.

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

Even if we successfully develop and obtain regulatory approval for our product candidates, the market may not understand or accept them. We are developing product candidates that represent novel treatment approaches and will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. The degree of market acceptance of any of our future developed and potential products will depend on a number of factors, including:

●	the clinical safety and effectiveness of our products and their perceived advantage over alternative treatment methods;

●	our ability to demonstrate that our cell-based products can have a clinically significant effect, initially for Aging Frailty, AD, HLHS, the Metabolic Syndrome, ARDS and other disease states for which we may seek marketing approval;

●	our ability to separate ourselves from the ethical controversies associated with cell product candidates derived from human embryonic or fetal tissue;

●	ethical controversies that may arise regarding the use of stem cells or human tissue of any kind, including adult stem cells, adult bone marrow, and other adult tissues derived from donors;

●	adverse events involving our product candidates or candidates of others that are cell based;

●	our ability to supply a sufficient amount of our products to meet regular and repeated demand in order to develop a core group of medical professionals familiar with and committed to the use of our products; and

●	the cost of our products and the reimbursement policies of government and third-party payors.

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

Any actual or alleged transmission of communicable disease could result in clinical trial subject or patient claims, litigation, distraction of management’s attention, increased expenses, and adverse regulatory authority action. Further, any failure in screening, whether by us or other manufacturers of similar products, could adversely affect our reputation, the support we receive from the medical community, and overall demand for our products. As a result, such actions or claims, whether or not directed at us, could have a material adverse effect on our reputation with our customers and our ability to market our products, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Ethical and other concerns surrounding the use of stem cell therapy or human tissue may negatively affect public perception of us or our future products or product candidates, or may negatively affect regulatory approval of our future products or product candidates, thereby reducing demand for our future products.

The commercial success of our product candidates will depend in part on general public acceptance of the use of MSC therapy for the prevention or treatment of human diseases. The use of embryonic cells and fetal tissue for research and MSC therapy has been the subject of substantial national and international debate regarding related ethical, legal, and social issues. In the U.S., for example, until March 2009, federal government funding of embryonic stem cell research was limited to specifically identified cell lines and was not otherwise available. We do not use embryonic stem cells or fetal tissue, but the public may not be able to, or may fail to, differentiate our use of adult MSCs from the use of embryonic stem cells or fetal tissue by others. This could result in a negative perception of our company or our future products or product candidates, thereby reducing demand, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We compete or may eventually compete with other companies and organizations that are marketing or developing therapies for our targeted disease indications, based on traditional pharmaceutical, medical device, or other non-cellular therapy and technologies. In addition, we have other potential competitors developing a variety of therapeutics, and in some cases, such as with Alzheimer’s disease, there may be tens or hundreds of companies seeking to commercialize therapeutics.

We also face competition in the cell therapy field from academic institutions and governmental agencies. Many of our current and potential competitors have greater financial and human resources than we have, including more experience in research and development and more established sales, marketing, and distribution capabilities.

We anticipate that competition in our industry will increase. In addition, the health care industry is characterized by rapid technological change, resulting in new product introductions and other technological advancements. Our competitors may develop and market products that render product candidates under development by us now or in the future, or any products manufactured or marketed by us, non-competitive or otherwise obsolete.

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

Since 2015, we have raised approximately $76.6 million in gross proceeds from the sale of shares of our equity securities (including the $20.5 million raised on December 3, 2021 from a private placement of public equity (the “2021 PIPE Offering”), and $26.6 million raised on February 12, 2021 and $2.5 million raised on March 15, 2021, from our IPO). As of December 31, 2021, we had $35.0 million in cash and cash equivalents and short-term investments. We had $0.5 million of indebtedness as of December 31, 2020 from loans provided by the Small Business Administration (SBA) and the Paycheck Protection Program (PPP). However, on March 4, 2021, $0.3 million of the indebtedness for PPP loan was forgiven and the remaining $0.2 million balance was paid in full. According to the rules of the SBA, we are required to retain PPP Loan documentation for six years after the date the loan is forgiven or repaid in full, and permit authorized representatives of the SBA, including representatives of its Office of Inspector General, to access such files upon request. Should the SBA conduct such a review and reject all or some of our judgments pertaining to satisfying PPP Loan eligibility or forgiveness conditions, we may be required to adjust previously reported amounts and disclosures in the financial statements. To date, we have financed our operations primarily through public and private equity financings, grant awards, and fees generated from clinical trial revenue and contract manufacturing services. There are no assurances that we will be able to continue to finance operations through these means, and our inability to generate sufficient revenue in the near term may have an adverse impact on our business, operations and prospects.

We face risks related to the current COVID-19 pandemic and other health epidemics and outbreaks.

The global outbreak of COVID-19 continues to impact countries, communities, supply chains and markets. The COVID-19 pandemic has impacted and continues to impact our Bahamas Registry Trial business. It is also possible that the COVID-19 pandemic or other public health risks could adversely affect our business, results of operations, financial condition or liquidity in the future. For example, they could impact the timing and enrollment of our collaborators’ planned or ongoing clinical trials, delaying clinical site initiation, regulatory review and the potential receipt of regulatory approvals, payment of milestones under our license agreements and commercialization of one or more of our product candidates, if approved. The COVID-19 pandemic and other public health risks could also disrupt the production capabilities of our contract manufacturing facility. Further, the outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, clinical trials, results of operations, financial condition or liquidity will ultimately be impacted. In addition, COVID-19 or other public health risks could materially and adversely impact our operations due to, among other factors:

●	a general decline in business activity;

●	difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;

●	the potential negative impact on the health of our employees, especially if a significant number of them or any of their family members are impacted or if any of our senior leaders are impacted for an extended period of time;

●	the potential negative impact on our ability to monitor the investigative sites participating in our clinical studies in person or even remotely, which could result in a deviation from pre-pandemic protocols and/or site monitoring and data management plans, and delays in our ability to perform data-related tasks dependent on communications with personnel at the investigative sites, such as resolution of open data queries, the cumulative effects of which could lead to delayed or missed identification of non-compliance with GCP, and/or unrecognized data errors;

●	potential delays in the preparation and submission of applications for regulatory approval of our products, as well as potential delays in FDA’s ability to review applications in a timely manner consistent with past practices;

●	potential difficulty in adequately overseeing and/or evaluating the manufacturing process at the facilities that will manufacture future commercial products; and

●	a deterioration in our ability to ensure business continuity during a disruption.

Adverse global conditions, including macroeconomic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of the Ukraine, the withdrawal of the United Kingdom from the European Union, and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

We have a history of losses and may not be able to achieve profitability going forward.

We have experienced significant losses since inception and, at December 31, 2021 and 2020, had an accumulated deficit of approximately $43.9 million and $26.9 million, respectively. We expect to incur additional losses in the future and expect the cumulative losses to increase. We expect our operating expenses to increase and it is not likely that our grant revenues will fully fund our clinical programs. In such event, we will not have sufficient cash flow to meet our obligations or make progress in our clinical programs, and will need to raise additional capital.

We have been funded in part by government and non-profit association grant awards, which is not a guaranteed source of future funding.

The funding of government programs is dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, and changes in national health and welfare priorities, all of which are inherently uncertain and may be affected by changes in U.S. government policies resulting from various political and military developments. Our continued receipt of government and non-profit association funding is also dependent on the ability to adhere to the terms and provisions of the original grant and contract documents and other regulations. We can provide no assurance that we will receive or continue to receive funding for the grants and contracts we have been awarded. The loss of government funds or non-profit association grant awards, could have a material adverse effect on our clinical programs and on our business, financial condition, and results of operations. For additional detail regarding the grant awards, we have received from governmental and non-profit associations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Grant Awards” on page 73 of this report.

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

Because of the nature of our products, we face an inherent risk of product liability claims. None of our product candidates have been widely used over an extended period of time, and therefore our safety data are limited. We derive the raw materials for our product candidates from human donor sources, the manufacturing process is complex, and the handling requirements are specific, all of which increase the likelihood of quality failures and subsequent product liability claims. We will need to increase our insurance coverage if and when we receive approval for and begin commercializing our product candidates. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Whether or not we are ultimately successful in any product liability litigation, such litigation either before or after product approval and marketing could consume substantial amounts of our financial and managerial resources and could result in, among other things:

●	significant awards against us;

●	substantial litigation costs;

●	recall of products or termination of clinical trials;

●	FDA withdrawal of marketing approval of products or suspension or revocation of an IND for a product candidate;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	withdrawal of clinical trial sites or investigators; or

●	adverse regulatory action.

Any of these results could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Intellectual Property

If our trade secret and patent position does not adequately protect our product candidates and their uses, others could compete against us more directly, which could harm our business and have a material adverse effect on our business, financial condition and results of operations.

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

The claims of existing U.S. and foreign patent applications and patents, and those patents that may issue in the future, or those to be licensed to us, that are owned by the Company or under an obligation of assignment to the Company, may not confer on us significant commercial protection against competing products. Furthermore, to the extent that the Company owns or is assigned or licenses patent rights covering its business, third parties may challenge or design around those patent rights, such as by asserting that the patents are invalid or arguing that the patent claims should be narrowly construed, and thereby avoid successful infringement actions.

Our patent applications on MSC technology, in particular, include claims directed to therapeutic uses and kits comprising MSCs. Patents with such claims tend to be more vulnerable to challenge by other parties than patents with extremely narrow claims. Also, our pending patent applications may not issue, may issue with substantially narrower claims than currently pending claims, or we may not receive any additional patents. Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S. Our patents might not contain claims that are sufficiently broad to prevent others from practicing our technologies or from competing with us with their own technology in the fields of interest to us.

Although the Company has obligations of assignment and has been assigned patents and patent applications concerning stem cell products and their uses, none of those patents or presently pending applications has granted claims or pending claims that, if granted, would prevent a third party from commercializing their own allogeneic stem cell therapy for those indications that we are studying. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property.

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

Because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. To the extent our product candidates based on that technology are not commercialized ahead of this patent expiration, to the extent we have no other patent protection on such products, or to the extent that regulatory or patent extensions are not granted, those products might not have the robust protection we currently expect to enjoy. The background technologies used in the development of our product candidates are known in the scientific community, and it may be possible to duplicate the methods we use to create our product candidates, which makes us vulnerable to competition, without the ability to exclude others from potentially commercializing a similar product.

If certain license agreements are terminated, our ability to continue clinical trials and commercially market products could be adversely affected.

We are a party to various agreements that give us rights to use specified technologies applicable to research, development, and commercialization of our product candidates. If these agreements are voided or terminated, our product development, research, and commercialization efforts may be altered or delayed. Certain aspects of our technology rely on inventions developed using university or other third-party resources. The universities or third parties may have certain rights, as defined by law or applicable agreements, and may choose to exercise such rights. If we fail to comply with any terms or provisions of these agreements, our rights and our access to the universities’ or third parties’ resources could be terminated. The Exclusive License Agreement with the University of Miami dated November 20, 2014, as amended on December 11, 2017, and on March 3, 2021, requires the Company to pay fees and royalties and to make commercially reasonable efforts to achieve milestones. The University of Miami may terminate the Exclusive License Agreement for material breach if the fees and royalties are not paid, or if the milestones are not met and an extension to achieve the milestones is not agreed upon.

Some of our employees, including but not limited to Dr. Hare, are employed by third party employers in addition to being employed or engaged as a consultant by the Company. Such employees and consultants may owe obligations to the third-party employers related to that employment. Those third-party employers may assert that they are entitled to assignment of some or all rights of new inventions made by such employees or consultants. If we are unable to conclusively prove that we are entitled to assignment of those rights, we may be required to negotiate co-ownership to or a license of those rights, if such an arrangement is available at all.

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

Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. We are aware of several U.S. patents held by third parties covering potentially similar or related products and their manufacture and use. Generally, conducting clinical trials and other acts relating to FDA approval are not considered acts of infringement in the U.S. If and when Lomecel-B MSCs are approved by the FDA, third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. We may not be able to prove in litigation that any patent enforced against us is invalid.

Additionally, there may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. Some of those patent applications may not yet be available for public inspection. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidates unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held not infringed, unpatentable, invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held not infringed, unpatentable, invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how, or to determine the scope and validity of the proprietary rights. Litigation, opposition, or other patent office proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our technology, trade secrets, or know-how, we may be unable to operate profitably. Competitors may infringe our patents or the patents of our collaborators or licensors. As a result, we may be required to file infringement claims to protect our proprietary rights, which can be expensive and time-consuming, particularly for a company of our size. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or is unenforceable, or may refuse to enjoin the other party from using the technology at issue. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly. Litigation or other patent office proceedings may fail and, even if successful, may result in substantial costs and distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

Furthermore, though we could seek protective orders where appropriate, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If investors perceive these results to be negative, the market price for our Class A Common Stock could be significantly harmed.

Our industry is highly competitive and subject to significant or rapid technological change.

The biotechnology industry, including our fields of therapeutic interest, is highly competitive and subject to significant and rapid technological change. Accordingly, our success may depend, in part, on our ability to respond quickly to such change through the development and introduction of new products. Our ability to compete successfully against currently existing and future alternatives to our product candidates and systems and competitors who compete directly with us in the biopharmaceutical industry may depend, in part, on our ability to attract and retain skilled scientific and research personnel, develop technologically superior products, develop competitively priced products, obtain patent or other required regulatory approvals for our products, be an early entrant to the market and manufacture, market, and sell our products, independently or through collaborations. If a third party were to commercialize a competitive product, there is no assurance that we would have a basis for initiating patent infringement proceedings or that, if initiated, we would prevail in such proceedings.

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

If all of the Company’s intellectual property has not been properly assigned to the Company, our business, financial condition, results of operation, and prospects could be adversely affected.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;

●	we or our licensors might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;

●	we or our licensors might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	some or all of our licensors’ pending patent applications may not lead to issued patents;

●	issued patents that we own or license may be held invalid or unenforceable as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets or in commercial markets where we do not have patent rights;

●	we may not develop additional proprietary technologies that are patentable; and

●	the patents of others may have an adverse effect on our business.

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

In September 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the U.S. transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of that we also made even if we had made the invention before the invention was made independently by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications.

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

Because of a lower evidentiary standard necessary to invalidate a patent claim in USPTO proceedings compared to the evidentiary standard in U.S. federal courts, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a patent claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of any resulting issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the term of a patent, and the protection it affords, are limited. Even if patents directed to our product candidates are obtained, once the patent term has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of product candidates, patents directed to our product candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Although we have in-licensed issued patents and pending patent applications in the U.S. and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our in-licensed inventions in all countries outside the U.S. or from selling or importing products made using our in-licensed inventions in and into the U.S. or other jurisdictions. Competitors may use our in-licensed technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors have patent protection but enforcement is not as strong as that in the U.S. These products may compete with our product candidates, and our or our licensors patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our or our licensors’ patents or the marketing of competing products in violation of our proprietary rights. Proceedings to enforce our or our licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ patents at risk of being invalidated or interpreted narrowly and our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our or our licensors’ efforts to enforce or defend our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on third parties to pay these fees when due. Additionally, the USPTO and various foreign patent office’s require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has been granted. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Even if we obtain regulatory approval of a product candidate, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers, and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market or a withdrawal of the approved application by the FDA. Furthermore, FDA may require post-approval studies or other post-approval commitments. Failure to comply with or meet those requirements or commitments could result in withdrawal of the approved application by FDA. Regulatory agencies may also establish additional regulations, policies, or guidance that could prevent or delay regulatory approval of our product candidates.

We cannot market and sell our product candidates in the U.S. or in other countries if we fail to obtain the necessary regulatory approvals.

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

The pathway to regulatory approval for MSCs may be more complex and lengthier than for approval of a new conventional drug. Similarly, to obtain approval to market our cell products outside of the U.S., we, together with our collaborative partners, will need to file appropriate applications and submit clinical data concerning our product candidates and receive regulatory approval from governmental agencies, which in certain countries includes approval of the price we intend to charge for our product. We may encounter delays or rejections if changes occur in regulatory agency regulations, policies or guidance during the period in which we develop a product candidate or during the period required for review of any application for regulatory agency approval. If we are not able to obtain regulatory approvals for use of our product candidates under development, we will not be able to commercialize such products, and therefore may not be able to generate sufficient revenues to support our business.

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA and other regulatory authorities may be delayed or denied.

The completion of our clinical trials may be delayed or terminated for many reasons, including, but not limited to, if:

●	the FDA does not grant INDs to test the product candidates in humans;

●	the FDA does not grant, or suspends, permission to proceed and places a trial on clinical hold;

●	we are not able to identify sufficient clinical trial sites and/or clinical trial investigators to begin or complete a trial;

●	subjects do not enroll in our trials at the rate we expect;

●	subjects experience an unacceptable rate or severity of adverse side effects;

●	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, cGCP and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

●	inspections by the FDA or IRBs of clinical trial sites at research institutions participating in our clinical trials find regulatory violations that require us to undertake corrective action, suspend, or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

●	one or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

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

Final marketing approval for our product candidates may be delayed, limited, or denied if, among other factors:

●	we are unable to satisfy the significant clinical testing required to demonstrate safety and effectiveness of our product candidates before marketing applications can be filed with the FDA;

●	FDA does not agree with our interpretation of data obtained from preclinical and nonclinical animal testing or human clinical trials, even though the data can be interpreted in different ways;

●	we fail at any stage of the development and testing of our product candidates, which may take years to complete;

●	we receive negative or inconclusive results or reports of adverse side effects during a clinical trial; or

●	the FDA requires us to expand the size and scope of the clinical trials.

If marketing approval for our product candidates is delayed, limited, or denied, our ability to market products, and our ability to generate product sales, could be adversely affected.

There has been very little success in gaining FDA approval for an Alzheimer’s disease drug, and we have not had success to date in developing Alzheimer’s disease therapeutics.

Despite billions of dollars invested by the biopharmaceutical industry in research programs to develop novel therapeutics for AD, there has only been one FDA-approved treatment. Aduhelm (aducanumab), an amyloid beta-directed antibody, was approved by FDA in 2021 based upon the drug’s effect on a surrogate endpoint. FDA has required confirmatory trials of clinical benefit, and there is ongoing public discussion of the drug’s clinical benefit. Many new types and classes of drugs have been developed and tested in AD, including monoclonal antibodies, g-secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme (BACE) inhibitors, receptor for advanced glycation end-products (RAGE) inhibitors, nicotinic agonists, serotonin subtype receptor (5HT6) antagonists, and others. The vast majority of these scientific programs have failed in clinical testing. Moreover, we have not had any success to date in developing therapeutics for AD, and may never do so.

We may not be able to secure and maintain research institutions to conduct our clinical trials.

We rely on research institutions to conduct our clinical trials. Specifically, the limited number of bone marrow transplant centers further heightens our dependence on such research institutions for our future Phase 3 clinical trials. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreement with suitable research institutions on acceptable terms, or if any resulting agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. Even if we do replace the institution, we may incur additional costs to conduct the trial at the new institution. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation.

Even if approved for commercial sale, we may be required to conduct Phase 4 clinical trials or comply with other post-marketing requirements or commitments for the products. Even if we obtain approval of a product, we can only market the product for the approved indications. After granting marketing approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers, and manufacturing facilities, creating additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish different or additional regulations that could impact the post-marketing status of our products.

Our business involves the use of hazardous materials that could expose us to environmental and other liability.

We have contract facilities in Florida that are subject to various local, state, and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms, and various radioactive compounds used in connection with our research and development activities. In the U.S., these laws include the Occupational Safety and Health Act, the Toxic Test Substances Control Act, and the Resource Conservation and Recovery Act. We cannot guarantee that accidental contamination or injury to our employees and third parties from hazardous materials will not occur. We do not have insurance to cover claims arising from our use and disposal of these hazardous substances other than limited clean-up expense coverage for environmental contamination due to an otherwise insured peril, such as fire.

Risks Related to Our Dependence on Third Parties

We rely on third parties to provide us with supplies to produce our product candidates. Any problems experienced by these third parties could result in a delay or interruption in the supply of our product candidates for our clinical trials and future approved products to our customers, which could have a material negative effect on our business.

We rely on third parties to provide us with supplies to produce our product candidates. If the operations of these third parties are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill our supply of product candidates. Any prolonged disruption in the operations of third parties could have a significant negative impact on our ability to produce our product candidates for pre-clinical and clinical trials or sell our future approved products, could harm our reputation and could cause us to seek other third-party contracts, thereby increasing our anticipated development and commercialization costs. In addition, if we are required to change third parties for any reason, we will be required to verify that the new third parties maintain facilities and procedures that comply with quality standards required by the FDA and with all applicable regulations and guidelines. The delays associated with the qualification of a new third party could negatively affect our ability to develop product candidates or receive approval for any product candidates in a timely manner.

We currently depend upon third parties for services and raw materials needed for the manufacture of our product candidates, and if these products are successfully commercialized, we may become dependent upon third parties for product distribution. If any of these third parties fail or are unable to perform in a timely manner, our ability to manufacture and deliver could be compromised.

To produce our product candidates for use in clinical studies, and to produce any of our product candidates that may be approved for commercial sale, we require biologic media, reagents, and other highly specialized materials in addition to the bone marrow aspirate used in the manufacture of our product candidates. These items must be manufactured and supplied to us in sufficient quantities and in compliance with the regulations governing cGMP and Current Good Tissue Practice (cGTP) promulgated by the FDA. To meet these requirements, we have entered into supply agreements with firms that manufacture these components to meet cGMP and cGTP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our product candidates.

In addition, as we proceed with our clinical trial efforts, we must be able to demonstrate to the FDA that we can manufacture our product candidates with consistent characteristics. While we currently produce our product candidates in our own facility, scaling up the manufacturing process would require us to develop a larger facility, which could require significant time and capital investments to conform to applicable manufacturing standards. Alternatively, we may be required to outsource some or all of our manufacturing, which would cause us to be materially dependent on these suppliers for supply of cGMP- and cGTP-grade components of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical components. If we are not able to obtain adequate supplies of these items of consistent quality from our third-party suppliers, it will also be more difficult to manufacture commercial quantities of our product candidates that are approved for commercial sale.

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

Future contract manufacturers are or will be subject to all of the risks and uncertainties that we would be subject to if we manufactured the product candidates on our own. Similar to us, third-party manufacturers are subject to ongoing, periodic, and unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP and cGTP regulations and other governmental regulations and corresponding foreign standards. Although we do not control compliance by our contract manufacturers with these regulations and standards, we—as the manufacturer—assume the liabilities for our contract manufacturers’ non-compliance. Our future contract manufacturers might not be able to comply with these regulatory requirements. If our third-party manufacturers fail to comply with applicable regulations, the FDA or other regulatory authorities could impose penalties on us, including fines, injunctions, civil penalties, consent decrees, compliance with FDA’s Application Integrity Policy, issuance of warning or untitled letters, denial of marketing approval of our product candidates, delays, suspensions, or withdrawals of approvals, license revocation, seizures or recalls of product candidates or our other products, operating restrictions, and criminal prosecutions. Any of these actions could significantly and adversely affect supplies of our product candidates or other products and could have a material adverse effect on our business, financial condition, and results of operations.

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

If we successfully develop and obtain necessary regulatory approvals, we intend to sell our product candidates in countries such as the U.S. and Japan. In the U.S., the market for any pharmaceutical product is affected by the availability of reimbursement from government and third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations, and pharmacy benefit management companies. MSC therapies may be expensive compared with conventional pharmaceuticals, due to the higher cost and complexity associated with the research, development, and production of product candidates, the small size and large geographic diversity of the target patient population for some indications, and the complexity associated with distribution of signaling cell therapies which require special handling, storage, and shipment procedures and protocols. This, in turn, may make it more difficult for us to obtain adequate reimbursement from government and third-party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Government and third-party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate.

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

Managing and reducing health care costs has been a general concern of federal and state governments in the U.S. and various foreign governments. Although we do not believe that any recently enacted or presently proposed legislation in any jurisdictions in which we currently operate should impact our business based on our current model, we might be subject to future regulations or other cost-control initiatives that materially restrict the price we would receive for our products. In addition, government and third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and many limit reimbursements for newly approved health care products. In particular, government and third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price for products that we may develop, which could result in lower product revenues to us.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we have reported interim data from our ongoing clinical trials elsewhere in this report. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available or as subjects from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our Class A Common Stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

We are conducting several trials in the U.S., and we recently entered into a sponsored clinical research agreement with the National Center for Geriatrics and Gerontology and Juntendo University Hospital in Japan to explore the safety and efficacy of Lomecel-B in older, frail Japanese subjects. The acceptance of study data by the U.S. FDA, Japanese PMDA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to cGCP requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. The FDA may accept the use of some foreign data to support a marketing approval if the clinical trial meets certain requirements. Additionally, the FDA’s clinical trial requirements, including the adequacy of the subject population studied and statistical powering, must be met. Furthermore, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. In Japan, the PMDA is requiring us to conduct our Japanese Phase 2 trial in a Japanese population in order to demonstrate safety and efficacy in Japanese subjects. There can be no assurance that the FDA, PMDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its respective jurisdiction. If the FDA, PMDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of a product in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval in other jurisdictions.

Obtaining and maintaining regulatory approval of a product in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or PMDA grants marketing approval of a product, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Moreover, product types or regulatory classifications, as well as approval procedures, vary among jurisdictions and can involve requirements and administrative review periods different from those in the U.S., including different or additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

If safe and effective use of any of our product candidates depends on the use of an in vitro diagnostic test that is not otherwise commercially available, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates if at all. According to FDA guidance, if the FDA determines that a companion diagnostic is essential to the safe and effective use of a novel therapeutic product or indication, then the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to its own regulatory approval requirements. The process of obtaining or creating such a diagnostic is time consuming and costly.

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

The FDA’s Rare Pediatric Disease designation for Lomecel-B for HLHS does not guarantee that we will receive a priority review voucher if the product is approved for this indication, nor does the receipt of Orphan Drug Designation for Lomecel-B for HLHS guarantee that we will receive seven years of market exclusivity if the product is approved for this indication.

As noted elsewhere in this report, FDA has granted both Rare Pediatric Disease designation and Orphan Drug Designation status for the use of Lomecel-B to treat Hypoplastic Left Heart Syndrome (HLHS), a rare and life-threatening congenital heart defect in infants. These designations were granted following our Phase 1 safety-focused ELPIS trial, where HLHS infants receiving Lomecel-B during Stage II cardiac reconstruction surgery (bidirectional Glenn procedure) had 100% transplant-free survival between 2-3.5 years post-surgery (as of August 31, 2021). However, even though FDA has granted Lomecel-B Rare Pediatric Disease designation for the treatment of HLHS, receipt of Rare Pediatric Disease designation does not provide any guarantee that we would or will receive a priority review voucher upon approval for this indication. If we do receive a priority review voucher upon approval of Lomecel-B for this indication, then that voucher permits a future application to be treated as a priority review application by FDA. FDA does not guarantee that the future application will be reviewed in a particular period of time. Vouchers may be transferred, including by sale; accordingly, there is a market for these vouchers at prices that have historically fluctuated. If we receive a voucher, we cannot guarantee that we will use it or that there will be a market to transfer or sell the voucher. Further, receipt of Orphan Drug Designation does not guarantee that we will receive seven years of market exclusivity upon approval for this indication unless all appropriate statutory and regulatory criteria are met.

We may face difficulties from changes to current regulations and future legislation, both in the U.S. as well as in other foreign jurisdictions where we may be operating.

Existing regulations and regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacted the U.S. pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

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

The currently pending “Build Back Better Act,” if enacted, would make several significant changes to drug pricing, coverage, and reimbursement that could materially impact our business. Among the key provisions related to drug pricing, Title XI of the Social Security Act would be amended to direct the Secretary of the U.S. Department of Health and Human Services to establish a Drug Negotiation Program to reduce spending on, and out-of-pocket costs for, prescription drugs. Each year, the Secretary would identify 100 brand-name drugs lacking price competition and for which certain periods of time have elapsed since drug approval, and would select a proscribed number of drugs on that list for price negotiations with manufacturers to establish a maximum fair price. Manufacturers that are noncompliant with the fair price negotiation program would be subject to an excise tax during noncompliance periods. Other important drug pricing provisions include a mandatory rebate for drug manufacturers of certain Medicare Part B and Part D drugs with prices increasing faster than inflation beginning in 2023; cap setting on the costs for prescription drugs by setting annual out-of-pocket limits and lowering beneficiary coinsurance in the initial coverage phase; and allowing cost-sharing for insulin products under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the U.S. that could impact our future business and operations, including those that may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our business, financial condition, and results of operations. Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain future marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS starting in 2022 information regarding payments and other transfers of value to physicians, certain other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported will be publicly available on a searchable website, with disclosure required annually; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Inadequate funding for the FDA and other government agencies, future government shutdown or furlough of government employees, or public health emergencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being reviewed or approved in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, the availability of industry-paid user fees, and statutory, regulatory, and policy changes. Average review times for product approvals at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including those resulting from the ongoing COVID-19 global pandemic, may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, if a prolonged government shutdown and/or government employee furloughs were to occur, or if FDA’s response to a global pandemic such as COVID-19 diverts FDA resources and attention to other regulatory efforts, then the ability of the FDA to timely review and process our regulatory submissions, or inspect our or others’ manufacturing facilities, could be significantly impacted, which could have a material adverse effect on our business, financial condition, and results of operations. Further, in our operations as a public company, future government shutdowns, furloughs or public health emergencies could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

If we further expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the Securities and Exchange Commission (SEC) and Department of Justice (DOJ) have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

Risks Related to Our Class A Common Stock and the Securities Market

The price of our stock has been, and may continue to be, volatile, and you could lose all or part of your investment.

The trading price of our Class A Common Stock has been, and may continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Broad market and industry factors may negatively affect the market price of our Class A Common Stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

●	the timing and results, or perception of the results, of preclinical studies and clinical trials of our product candidates or those of our competitors;

●	the success of competitive products or announcements by potential competitors of their product development efforts;

●	regulatory actions with respect to our or our competitors’ product candidates or products;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	regulatory or legal developments in the U.S. and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	market conditions in the pharmaceutical and biotechnology sector;

●	changes in the structure of healthcare payment systems;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	announcement or expectation of additional financing efforts;

●	sales of our Class A Common Stock by us, our insiders or our other stockholders;

●	expiration of market stand-off or lock-up agreements; and

●	general economic, industry and market conditions.

The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our Class A Common Stock.

Our ability to raise capital in the future may be limited.

To date, our principal sources of capital used to fund our programs and other operations have been grant funding and the net proceeds we received from sales of equity securities. We have and will continue to use significant capital for the development and commercialization of our product candidates, and, as such, we expect to seek additional capital from future issuance(s) of our securities, which may consist of issuances of equity and/or debt securities, to fund our planned operations. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting your interest.

In December 2021, we raised approximately $20.5 million in gross proceeds through the sale of our equity securities under a Form S-1 registration statement. As of February 14, 2022, we are eligible to sell equity securities under a Form S-3 “shelf” registration statement. Using a shelf registration statement to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, under current SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that we periodically evaluate the market value of our outstanding shares of common stock held by non-affiliates, or public float, and if, at an evaluation date, our public float is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. Our public float is currently approximately $30.0 million and therefore we are currently subject to the one-third of our public float limitation. If our ability to use our Form S-3 shelf registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act of 1933 or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to using our Form S-3 shelf registration statement.

In addition, under current SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to use a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). While currently our common stock is listed on the Nasdaq Capital Market, there can be no assurance that we will be able to maintain such listing.

Our ability to timely raise sufficient additional capital also may be limited by Nasdaq's stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock in an offering other than a public offering (as defined in Nasdaq listing rules). For instance, generally, stockholder approval is required prior to the issuance or potential issuance of common stock (or securities convertible into or exercisable for common stock) which (together with sales by our officers, directors and substantial shareholders (as defined in Nasdaq listing rules)) equals 20% or more of our common stock outstanding before the issuance at a price that is less than the lower of the closing price of our common stock or the five trading day average closing price of our common stock, in each case, immediately preceding the signing of the binding agreement (the "Minimum Price"). A public offering under Nasdaq rules typically involves broadly announcing the proposed transaction, which often times has the effect of depressing the company's stock price. Accordingly, the price at which we could sell our securities in a public offering may be less, and the dilution existing stockholders experience may in turn be greater, than if we were able to raise capital through other means.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

In order to meet our operational goals, we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity financings, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business.

In addition, we currently have warrants issued that are subject to downward exercise price adjustments that may be triggered in a future financing, and which, if exercised, would also result in dilution. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We are aware of a large volume of information being disseminated by third parties relating to our operations, including in blogs, message boards and social and other media. Such information as reported by third parties may not be accurate, may lead to significant volatility in our securities and may ultimately result in our common stock or other securities declining in value.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares.

We are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. There may be periods of several days or more when trading activity in our shares is minimal as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue. These factors may materially adversely affect the market price of our Class A Common Stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Class A Common Stock.

The dual class structure of our common stock may adversely affect the trading market for our Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices. However, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A Common Stock less attractive to investors and, as a result, the market price of our Class A Common Stock could be adversely affected.

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

Holders of our Class B Common Stock will control the direction of our business and their ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

As of December 31, 2021, two holders of our Class B Common Stock, Dr. Joshua Hare, our co-founder and Chief Scientific Officer, and DS MED LLC, a limited liability company controlled by a member of our Board, Don Soffer, own approximately 93% of the combined voting power of our Class A and Class B Common Stock. For so long as holders of Class B Common Stock continue to hold their shares, they will be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, these holders will have significant influence with respect to our management, business plans and policies. In particular, for so long as the Class B Common Stock remains outstanding, the holders may be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A Common Stock as part of a sale of our Company and ultimately might affect the market price of our Class A Common Stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our Class A Common Stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Substandard internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements, require us to incur the expense of remediation, and result in a decline in the trading price of our stock.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation in this report and our periodic reports and proxy statements;

●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved; and

●	An extended transition period for complying with new or revised financial accounting standards.

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

We are subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A Common Stock may be volatile, and such volatility has made, and may continue to make, us subject to securities class action litigation. We have been the target of this type of litigation to date, and may also be in the future. Additional securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our certificate of incorporation and bylaws contain provisions that could depress the market price of our Class A Common Stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

●	establish a classified board of directors so that not all members of our board are elected at one time;

●	permit only the board of directors to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

●	provide for a dual class common stock structure, which provides certain affiliates of ours, including our co-founder and members of our Board, individually or together, with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A Common Stock and Class B Common Stock;

●	authorize the issuance of “blank check” preferred stock that our Board could use to implement a stockholder rights plan (also known as a “poison pill”);

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting;

●	authorize our Board to amend our bylaws;

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

●	require a super-majority vote of stockholders to amend some of the provisions described above.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Our certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. If a court were to find these exclusive-forum provisions in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Nothing in our certificate of incorporation precludes stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

Although our first year incurring NOLs will be for the tax year ended 2021, the net operating loss carryforwards, or NOLs, could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Under the current Tax Act, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. It is uncertain if and to what extent various states will conform to the Tax Act.

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

We plan to seek regulatory approval of our product candidates outside of the U.S., including specifically in Japan, and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

●	potential liability under the FCPA or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 1951 NW 7th Avenue, Suite 520, Miami, Florida 33136. We rent approximately 15,000 ft2 of space, which includes our executive offices and GMP manufacturing facility, and research and development operations. See “Manufacturing” on page 13 of this 10-K for additional details regarding our facilities.

Item 3. Legal Proceedings

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

Holders of Common Stock

As of March 10, 2022, there were 16 and 4 holders of record of our Class A and Class B Common Stock, respectively, based on information provided by our transfer agent, Colonial Stock Transfer Co., Inc. As of such date, 5,326,512 shares of our Class A Common Stock and 15,585,062 shares of our Class B Common Stock were issued and outstanding.

Dividends

We have never declared nor paid any cash dividends, and currently intend to retain all our cash and any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The information set forth under Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information” is incorporated herein.

Item 6. Reserved

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

As of March 10, 2022, we have completed four U.S. clinical studies of Lomecel-B: Phase 1 AD, Phase 1 HLHS, Phase 1/2 Aging Frailty (“HERA Trial”) and Phase 2b Aging Frailty, as well as a sub-study of Aging Frailty with Metabolic Syndrome. We currently have three clinical trials actively enrolling patients: Phase 2a HLHS (“ELPIS II” trial), Phase 2a AD and Phase 1 ARDS. Japan’s PMDA approved a CTN submitted by the NCGG to conduct a Phase 2 study of Lomecel-B infusion in Japanese Aging Frailty subjects, and we expect this study to initiate in the first quarter of 2022. Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee. The Bahamas Registry Trial administers Lomecel-B to eligible participants at two private clinics in Nassau for a variety of indications. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in the Registry Trial.

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

On February 12, 2021, as part of our IPO, our Class A Common Stock began to trade on the NASDAQ under the stock symbol “LGVN”. Pursuant to our IPO, we sold 2,910,000 shares of Class A Common Stock at an IPO price of $10.00 per share, inclusive of a partial exercise of the underwriter’s over-allotment, for aggregate gross proceeds of $29,100,000 prior to deducting underwriting discounts, commissions, and other offering expenses. On December 3, 2021 we completed a private placement of our Class A Common Stock (the “2021 PIPE Offering”), for gross proceeds of $20,462,540, discussed below, whereby we sold 1,169,288 shares of our Class A Common Stock and warrants to purchase 1,169,288 shares of Class A Common Stock at an initial exercise price of $17.50 per share, at a combined purchase price of $17.50 per share of common stock and warrant and issued warrants exercisable for 46,772 shares of Class A Common Stock at an initial exercise price of $17.50 per share to affiliates of the Placement Agent. The shares of Class A Common Stock issued pursuant to the 2021 PIPE Offering and underlying the warrants were subsequently registered by us on a Form S-1 Registration Statement, which was declared effective on December 22, 2021.

When appropriate funding opportunities arise, we routinely apply for grant funding to support our ongoing research and since 2016 we have received approximately $16.0 million in grant awards ($11.9 million of which has been directly awarded to us and is recognized as revenue when the performance obligations are met) from the National Institute on Aging (NIA) of the National Institutes of Health (NIH), the National Heart Lung and Blood Institute (NHLBI) of the NIH, the Alzheimer’s Association, and the Maryland Stem Cell Research Fund (MSCRF) of the Maryland TEDCO.

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

In July 2020 the Bahamian government halted travel from the U.S. into The Bahamas, which resulted in the temporary cessation of participation in The Bahamas Registry Trial. While this travel restriction has now been lifted, there still exists at this time a Level 4 Do Not Travel Advisory from the Bahamian government currently still exists with respect to travelers from the U.S. due to increased COVID infection rates, so participation in the Registry Trial remains lower than anticipated, due in part to pandemic-related effects on international travel. We expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic concentration and continued spread of the disease, the duration of the pandemic, travel restrictions to and social distancing within the U.S. and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, and the effectiveness of the global response to contain and treat the disease.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of royalty and license fees associated with our agreements with the University of Miami (“UM”), as well as attending and sponsoring industry, investment, organization and medical conferences and events.

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

Other Income and Expenses

Interest income consists of interest earned on cash equivalents and short-term investments. We expect our interest income to increase due to the current cash and short-term investment balances. Other income consists of funds earned that are not part of our normal operations. In past years they have been primarily a result of tax refunds received for social security taxes as part of a research and development tax credit program.

Income Taxes

As of December 31, 2021, we are treated as a C corporation for federal and state income tax purposes. Prior to February 12, 2021, we were treated as a partnership for federal and state income tax purposes, whereby we passed our earnings and losses through to our members based on the terms of our Operating Agreement. No provision for income taxes has been recorded for the years ended December 31, 2021 and 2020. We may incur income taxes in the future if we have earnings. At this time the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table summarizes our results of operations for the year ended December 31, 2021 and 2020, together with the changes in those items in dollars (in thousands):

	Year Ended December 31,		Increase
	2021	2020	(Decrease)
Revenues	$1,306	$5,629	$(4,323)
Cost of revenues	716	3,803	(3,087)
Gross profit	590	1,826	(1,236)
Operating Expenses
General and administrative	10,734	2,731	8,003
Research and development	7,092	2,674	4,418
Selling and marketing	220	199	21
Total operating expenses	18,046	5,604	12,442

Loss from operations	(17,456)	(3,778)	(13,678)
Other income and (expenses)
Forgiveness of Paycheck Protection Program loan	300	-	300
Interest expense	(4)	(7)	3
Other income, net	115	64	51
Total other income and (expenses), net	411	57	354
Net loss	$(17,045)	$(3,721)	$(13,324)

Revenues, Cost of Revenues and Gross Profit: Revenues for the year ended December 31, 2021 and 2020 were $1.3 million and $5.6 million, respectively. The $4.3 million, or 77%, decrease when compared to 2020 was primarily due to a decrease in clinical trial and grant revenue year-over-year. Grant revenue for the year ended December 31, 2021 and 2020 was $0.6 million and $4.3 million, respectively. The $3.7 million, or 86% decrease when compared to 2020 was primarily due to the completion of several grant-funded clinical trials and associated exhaustion of grant revenue. Clinical trial revenue, which derives from the Bahamas Registry Trial, for the year ended December 31, 2021 and 2020 was $0.7 million and $1.3 million, respectively. Clinical trial revenue for the year ended December 31, 2021 was $0.6 million, or 46%, lower when compared to 2020. During the year ended December 31, 2021, clinical trial revenue was negatively impacted by COVID-19 travel restrictions, as participants continued to have concerns and complications with respect to international travel.

Related cost of revenues was $0.7 million and $3.8 million for the year ended December 31, 2021 and 2020, respectively. The $3.1 million, or 81%, decrease when compared to 2020, was primarily due to lower cost of revenues for grants incurred in 2021 and lower costs related to the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.6 million for the year ended December 31, 2021, a decrease of $1.2 million, or 68%, when compared with a gross profit of approximately $1.8 million for 2020.

General and Administrative Expense: General and administrative expenses for the year ended December 31, 2021 increased to approximately $10.7 million, compared to $2.7 million for the same period in 2020. The increase of approximately $8.0 million, or 293%, was primarily related to an increase for compensation, insurance and professional expenses incurred during the current period; including $4.2 million of equity-based compensation recorded for the RSUs and stock options granted. The increase was also due to an increase in insurance costs of $0.7 million and investor relation costs of $0.9 million. For 2021, general and administrative expenses consisted primarily of rent (total rent is included in general and administrative expenses including the clinical laboratory space), professional fees, insurance, and paid and accrued compensation costs.

Research and Development Expenses: Research and development expenses for the year ended December 31, 2021, increased to approximately $7.1 million, from approximately $2.7 million for the same period in 2020. The increase of $4.4 million, or 165%, was primarily due to an increase in research and development expenses that were not reimbursable by grants; including $2.2 million of equity-based compensation recorded for the RSUs and stock options granted. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants)(in thousands):

	Year Ended December 31,
	2021	2020
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$1,935	$830
Supplies and costs to manufacture Lomecel-B	504	352
Employee compensation and benefits	1,354	403
Equity-based compensation	2,228	11
Depreciation	720	722
Amortization	194	63
Travel	60	14
Other activities	97	278
	$7,092	$2,674

Selling and Marketing Expenses: Selling and marketing expenses for each of the years ended December 31, 2021 and 2020 was $0.2 million. Selling and marketing expenses consists primarily of marketing fees recorded for our clinical programs.

Forgiveness of Paycheck Protection Program loan: Forgiveness of Paycheck Protection Program loan for the year ended December 31, 2021 was $0.3 million, compared to $0 for the same period in 2020. The increase of $0.3 million, or 100% was due to the non-recurring nature of the forgiveness of the PPP loan.

Other Income: Other income for each of the year ended December 31, 2021, and 2020 was approximately $0.1 million. Other income for 2021 was primarily the result of $125,000 received in rental payments recorded from a sublease, $60,000 from recorded investment income, $58,000 from federal research tax credits, $17,000 from a gain resulting from an equity exchange, $85,000 unrealized loss on short-term investments and $60,000 for a loss on disposal of equipment.

Net Loss: Net loss increased to approximately $17.0 million for the year ended December 31, 2021, from a net loss of $3.7 million for the same period in 2020. The increase in the net loss of $13.3 million, or 358%, was for reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented for the (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(9,636)	$(2,364)
Net cash used in investing activities	(10,696)	(261)
Net cash provided by financing activities	45,174	1,575
Net increase (decrease) in cash and cash equivalents	$24,842	$(1,050)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2021 was $9.6 million, consisting primarily of our net loss of $17.0 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, including an aggregate of $6.4 million of equity-based compensation recorded for RSUs and stock options granted and $1.3 million for non-cash stock payments to consultants. Net cash used in operating activities for year ended December 31, 2020 was $2.4 million, consisting primarily of our net loss of $3.7 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses.

Investing Activities. Net cash used in investing activities for year ended December 31, 2021 was $10.7 million, consisting primarily of an increase of $9.4 million in short-term investments, recorded CRADA license agreement to intangibles of $0.8 million, and purchases of equipment of $0.3 million. Net cash used in investing activities for the year ended December 31, 2020 was $0.3 million, consisting of purchases of property and equipment and capitalized intangible costs.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2021 was $45.2 million consisting primarily of $26.7 million in net proceeds received from our IPO and $18.6 million in net proceeds received from the 2021 PIPE Offering. Net cash provided by financing activities for the year ended December 31, 2020 was $1.6 million consisting primarily of $1.1 million in net proceeds received from subscription of our Series C membership units issued prior to our conversion from a Delaware limited liability company to a Delaware corporation (the “Corporate Conversion”), and proceeds from the SBA’s PPP loan of $0.3 million and Disaster Recovery Plan loan of $0.1 million.

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

To date, we have financed our operations primarily through our IPO, private equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $77.2 million in gross proceeds from the issuance of equity. As of December 31, 2021, the Company had cash, and cash equivalents of $25.7 million, short-term investments of $9.4 million and working capital of approximately $32.7 million. Revenue from our Bahamas Registry Trial, after the Bahamas lifted its COVID-19 travel restrictions, has been slowed due to continued concerns and complexities with respect to international travel.

Capital Raising Efforts

In our IPO, we sold 2,910,000 shares of Class A Common Stock at a public offering price of $10.00 per share for aggregate gross proceeds of $29.1 million, inclusive of the underwriter’s partial exercise of its over-allotment option, prior to deducting underwriting discounts, commissions, and other offering expenses.

The underwriter received warrants to purchase 106,400 Class A Common Stock shares. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per Class A Common Stock share. During 2021, the underwriters assigned 95,760 of the warrants to its employees. As of December 31, 2021, 51,061 warrants have been exercised, that provided net proceeds to the Company of $0.6 million.

On December 3, 2021, we closed our 2021 PIPE Offering, whereby we undertook a private purchase and sale to certain accredited investors of an aggregate of 1,169,288 shares of our Class A Common Stock and Purchase Warrants to purchase 1,169,288 shares of Class A Common Stock at an initial exercise price of $17.50 per share, resulting in aggregate gross proceeds of $20.5 million prior to deducting fees and offering expenses. We also issued Representative Warrants, exercisable for 46,772 shares of Class A Common Stock to affiliates of Placement Agent with an exercise price of $17.50 per share.

Grant Awards

From inception through December 31, 2021, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred, or supplies and materials are received. As of December 31, 2021, and 2020, the amount of unused grant funds that were available for us to draw was approximately $0.8 million and $1.4 million, respectively. The following table summarizes the grants awarded.

Longeveron Project	Funding Agency(1)	Total Amount ($)	Status of Award
Aging Frailty Phase 2b Trial	SBIR (DHHS) NIA	3,957,813	Complete
Aging Frailty Phase 2b Trial	SBIR (DHHS) NIA	283,040	Complete
Alzheimer’s Disease Phase 1 Trial(2)	Alzheimer’s Association	3,000,000	Complete
Alzheimer’s Disease Phase 1 Trial	Alzheimer’s Association	1,000,000	Complete
The Metabolic Syndrome Sub-Study	STTR (DHHS) NIA	150,000	Complete
The Metabolic Syndrome Sub-Study	STTR (DHHS) NIA	901,486	Complete
Aging Frailty Influenza Vaccine Trial (“HERA”)	MSCRF - TEDCO	750,000	Complete
HLHS Phase 1 Trial	MSCRF - TEDCO	750,000	Complete
HLHS Phase 2 Trial(3)	UG3 (DHHS) NHLBI	477,566	Ongoing
ARDS Phase 1(4)	MSCRF - TEDCO	650,000	Ongoing
Total		11,919,905

(1)	SBIR=Small Business Innovation Research programs; STTR=Small Business Technology Transfer programs; DHHS=Department of Health and Human Services; NIA = National Institute on Aging; NHLBI=National Heart, Lung, and Blood Institute.
(2)	Under the grant award agreement with the Alzheimer’s Association, we may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.
(3)	The HLHS Phase 2b clinical trial grant was awarded to Sunjay Kaushal, MD, PhD, Ann and Robert H. Lurie Children’s Hospital of Chicago, and the trial will be conducted under our IND and will test Lomecel-B. The total award was $4.6 million, and we have received $0.2 million of the approximately $0.5 million apportioned to us.
(4)	MSCRF - TEDCO has sent the first tranche of $325,000.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2022. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

As of December 31, 2021, we have $3.1 million in operating lease obligations and $4.3 million in contract research organization obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition, results of operations and liquidity are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

While our significant accounting policies are described in more detail in the notes to our financial statements included in this 10-K, we believe that the following accounting policies are those most critical due to the judgments and estimates used in the preparation of our financial statements.

Intangible assets. Intangible assets include payments on license agreements with our co-founder and Chief Science Officer and the University of UM and legal costs incurred related to patents and trademarks. License agreements have been recorded at the value of cash consideration and/or estimated value of membership units transferred to the respective parties when acquired. Payments on license agreements are amortized using the straight-line method over the estimated useful life of 20 years. Patents are amortized over their estimated useful life, once issued. We consider trademarks to have an indefinite useful life and evaluate them for impairment on an annual basis. Amortization expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to our clinical programs.

Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2021 and 2020.

Deferred revenue. The unearned portion of advanced grant funds and prepayments for clinical trial revenue, which will be recognized as revenue when we meet the respective performance obligations, has been presented as deferred revenue in our balance sheets. For the years ended December 31, 2021 and 2020, we recognized $0 and $0.5 million, respectively, of funds that were previously classified as deferred revenue.

Revenue recognition. Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, which establishes a single and comprehensive framework on how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will be recognized by a vendor when control over the goods or services is transferred to the customer.

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

Research and development expense. Research and development costs are charged to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including contract research organizations and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, which is a law intended to encourage funding of small businesses in the U.S. by easing many of the country’s securities regulations, and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited financial statements included in Item 8 of this 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and short-term investments of approximately $35.0 million as of December 31, 2021. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on the financial pages at the end of this 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management did not identify material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. However, we do believe we can design and maintain more effective controls in 2022. These may include: additions to personnel and or consultants; and formalizing and improving our accounting policies, procedures and controls.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Report. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, MSL, P.A. and representatives of management to review accounting, financial reporting, internal control, and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2021, we maintained effective internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below contains information regarding the current members of the Board of Directors and executive officers. The ages of individuals are provided as of March 10, 2022:

Name	Age	Position
Executive Officers
Geoff Green, M.B.A.	48	Chief Executive Officer
Joshua M. Hare, M.D.	59	Co-Founder, Chief Science Officer, Chairman and Director
James Clavijo, M. Acc.	56	Chief Financial Officer and Treasurer
Paul Lehr, J.D.	54	General Counsel and Secretary

Non-Executive Employees
Dan Gincel, PhD.	51	Senior Vice President of Strategic Collaborations and Scientific Affairs
Anthony Oliva, PhD.	51	Senior Scientist
Lisa McClain-Moss	51	Vice President, Manufacturing

Non-Employee Directors
Donald M. Soffer	89	Director
Neil E. Hare, J.D.	51	Director
Rock Soffer	39	Director
Douglas Losordo, M.D.(1)	64	Director
Erin Borger(1)	41	Director
Cathy Ross(1)	54	Director
Ursula Ungaro, J.D. (2)	71	Director
Todd Girolamo, J.D., M.B.A.(3)	57	Director

(1)	Joined the Board as directors in February of 2021.
(2)	Joined the Board as a director in June of 2021.
(3)	Joined the Board as a director in February 2022.

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

Paul Lehr (International Executive Director, General Counsel and Secretary) joined Longeveron in 2016 and serves as General Counsel and Corporate Secretary as well as its International Executive Director, overseeing Longeveron’s international efforts and programs. Over the past 20 years, Mr. Lehr has held senior legal and executive positions in corporate, non-profit, and research settings. Mr. Lehr has also been an Executive Director of GroundUP Music, which organizes an annual music festival, since 2015. Mr. Lehr has also served since 2011 as CEO and co-founder of HeartGenomics, a biotech firm based on intellectual property Mr. Lehr licensed from the UM Miller School of Medicine. Mr. Lehr served as a law clerk for a U.S. Federal Judge and practiced law with experience in healthcare and business transactions and litigation at a leading Miami law firm for 5 years. Thereafter, Mr. Lehr focused his efforts in the cardiac rehabilitation field as President of a non-profit research foundation. With this research serving as the foundation of the for-profit arm of the cardiac rehabilitation program, Mr. Lehr negotiated a master franchise agreement with a leading Indian healthcare operator with 100+ facilities across India and the Middle East, then co-lead negotiations with the Centers for Medicare & Medicaid Services to successfully secure reimbursement of their residential intensive cardiac rehabilitation program. Mr. Lehr has held senior legal and executive positions in corporate as well as educational and not-for-profit settings. He earned his B.A. from Brown University, and his JD from University of Florida College of Law.

Non-Executive Employees

Dan Gincel, Ph.D. (Senior Vice President, Strategic Collaborations and Scientific Affairs) has been with Longeveron since April 2021. Dr. Gincel has over 20 years leadership and experience of overseeing development and commercialization of regenerative medicines, including cell therapies, as well as establishing public-private collaborations and corporate partnerships. Previously, he served as Vice President of University Partnerships and a member of the Executive Leadership team at the Maryland Technology Development Corporation (TEDCO), where he oversaw programs to accelerate the commercialization of technologies from federal, state, and private Maryland research institutions. Additionally, he served as Executive Director at the Maryland Stem Cell Research Fund (MSCRF), where he managed $150+ million in stem cell research funding. During his tenure, he helped create and support more than 55 technology startup companies with over $120 million of follow-on funding and numerous successful exits. Dr. Gincel received both his Ph.D. (2003) and his B.Sc. (1996) from Ben-Gurion University in Israel and his postdoctoral training at the Johns Hopkins University.

Anthony Oliva, Ph.D. (Senior Scientist) has been with Longeveron since 2015. Dr. Oliva has over 20 years of basic and clinical research experience, has deep experience in regulatory affairs, and has been integral in leading Longeveron’s grant application and grant funding process. Prior to joining Longeveron, he held a faculty appointment at Florida International University. Dr. Oliva earned his B.A. in Biological Sciences from the University of Chicago, and his Ph.D. in Neuroscience from Baylor College of Medicine. He did his post-doctoral research at Oregon Health & Science University.

Lisa McClain-Moss (Vice President, Manufacturing) joined Longeveron in 2017. She has 20+ years of experience in the cell and gene therapy space including GMP cleanroom operations. During this time, she was involved in the development, manufacturing and scale up of biopharmaceutical products including viral vectors such as vaccinia and retroviruses, H5N1 influenza seed stock for the WHO as well as seed stocks for multiple strains of influenza, rAAV, monoclonal antibodies and cell and tissue expansion and banking. From September 2007 to August 2017, she served as the Director of Manufacturing at Cognate Bioservices. While at Cognate she led manufacturing operations in a GMP environment as well as implementation of new client processes from technology transfer to finished final product. From March 1999 to August 2007, she served at St. Jude Children’s Research Hospital starting with the production of vectors for clinical trials to Therapeutics Production Section Head providing oversight for GMP operations. From 1993 to 1999 she was a microbiologist at C. E. Kord Animal Diagnostic Laboratory providing diagnostic testing for multiple animal species. Ms. McClain-Moss received her B.S. in Biology/Microbiology from Tennessee Technological University.

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

Neil E. Hare, J.D. has served on Longeveron’s Board of Directors since September 2015. Mr. Hare is the founder and president of Global Vision Communications, LLC, (GVC), a Washington, D.C.-based agency specializing in strategic communications, business development, branding and marketing. He is also a licensed attorney and is Of Counsel to the law firm of McCarthy Wilson LLP. Mr. Hare represents Fortune 500 companies, major trade associations, and Federal government agencies. He is an expert in small business policy, focusing on access to capital, and is a regular contributor to Forbes magazine. Previously, he served as vice president of Corporate Communications at the U.S. Chamber of Commerce, where he managed public policy awareness campaigns aimed at the Chamber’s three million members on issues such as tax and regulatory reform, market driven health care, energy, free trade, and expanded transportation and infrastructure. Mr. Hare received a J.D. from American University’s Washington College of Law and a B.A. in international relations from Tufts University.

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

Douglas Losordo, M.D. was elected to Longeveron’s Board of Directors in February 2021 as part of Longeveron’s Corporate Conversion. Dr. Losordo has worked in the biotech industry developing cell-based therapies for over twenty years, most recently serving as Executive Vice President, Global Head of Research and Development, Chief Medical Officer of Caladrius Biosciences (Nasdaq: CLBS), a clinical-stage biopharmaceutical company dedicated to the development of cellular therapies designed to reverse chronic disease, from August 2013 until November 2020. Dr. Losordo has extensive knowledge of clinical, regulatory, manufacturing, supply chain and commercial factors unique to cellular therapy technologies as a result of his prior industry experience. Dr. Losordo’s also previously served as a Professor of Medicine at NYU Langone Medical Center and Northwestern University’s Feinberg School of Medicine. He received his MD from the University of Vermont College of Medicine, and his B.A. in Zoology from the University of Vermont.

Erin Borger was elected to Longeveron’s Board of Directors in February 2021 as part of Longeveron’s Corporate Conversion. Mr. Borger is a Managing Director in Wealth Management at UBS Financial Services Inc., where he has worked since 2008. Throughout the years Mr. Borger has also served as a member on a number of medical and non-medical boards and committees, such as the Alzheimer’s Association South Florida, Cystic Fibrosis Foundation, Palisades Medical Center and the University of Miami, Miller School of Medicine, to name a few. Additionally, Mr. Borger has spent a number of years helping to support non-profit organizations with a focus in the medical field through various research and financial support. Mr. Borger received his B.A. in Sociology and Psychology from Wofford College, and also holds a number of securities licenses from the Financial Industry Regulatory Authority.

Cathy Ross was elected to Longeveron’s Board of Directors in February 2021 as part of Longeveron’s Corporate Conversion. Ms. Ross is a senior finance executive with over 30 years of experience. Since 2016, she has been a member of the Board of Directors and Chair of the Audit Committee of Fraud.Net, Inc., a privately held company that operates a real-time fraud detection and analytics platform. From 2006 to 2012, she was the Chief Financial Officer, President, and a member of the Board of Directors of MotherNature.com, a privately held online retailer and information source for vitamins, supplements, minerals and healthy products. In her role as Chief Financial Officer of MotherNature.com, she managed all aspects of accounting, budgeting and financial reporting. Prior to that, she served as Managing Director, Private Equity of Oasis Capital Partners, Vice President, Investment Banking and Public Offerings of Commonwealth Associates, Product Development and Marketing Manager of Ocwen Financial Corporation, and a Senior Credit Analyst for Chase Manhattan Bank. Ms. Ross earned a Bachelor of Arts Degree, Economics from Brown University in 1989.

Ursula Ungaro was elected to Longeveron’s Board of Directors in June 2021. She currently serves as partner of the law firm Boies Schiller Flexner LLP. Prior to joining Boies Schiller, Ms. Ungaro served 29 years as a federal judge. Ms. Ungaro was appointed to serve on the federal U.S. District Court for the Southern District of Florida in 1992 after being nominated by President George H.W. Bush and being confirmed by the U.S. Senate. In her time on the federal bench, she presided over and ruled in numerous major civil and criminal cases in legal domains ranging from constitutional principles, equal rights, securities issues, and the use of non-embryonic stem cell therapies, amongst many others. Following her graduation with honors from the University of Florida School of Law in 1975, Ms. Ungaro practiced law in Miami, Florida where in 1981 she became a partner in Tew, Critchlow, Sonberg, Traum & Friedbauer, P.A. (later merged into Finley, Kumble, Wagner, Heine, Underberg, Manley, Myerson & Casey, a national law firm). She subsequently joined Sparber, Shevin, Shapo & Heilbronner, a prestigious local law firm. She practiced law mainly in the area of complex commercial litigation, including in the areas of securities, corporate and tax law. From 1987 to 1992, Ms. Ungaro served as a trial judge on the Eleventh Judicial Circuit of the State of Florida. She has authored published articles in the areas of administrative law, legal ethics, and civil procedure. She is the recipient of the ORT Jurisprudence Award and has been recognized on several occasions by other organizations for her achievements in the law and service to the community.

Todd C. Girolamo, J.D., M.B.A., was elected to Longeveron’s Board of Directors in February 2022. Mr. Girolamo is a senior executive with more than thirty years of legal, finance and business operations experience in biotech, medtech, and private legal practice. Mr. Girolamo currently serves as Chief Legal Officer, Senior Vice President of Corporate Development and Corporate Secretary for Caladrius Biosciences, Inc. (NASDAQ: CLBS), a publicly traded biopharmaceutical company. Prior to this role, Mr. Girolamo was in private legal practice at Am Law 100 law firms, served as director and managing director at various investment banks, and was a portfolio manager and analyst at a long-short hedge fund. Mr. Girolamo graduated from Harvard College, University of Pennsylvania Law School and Columbia Business School.

Family Relationships

Joshua M. Hare and Neil E. Hare are brothers. Rock Soffer is Donald M. Soffer’s son. There are no other family relationships among our directors or executive officers.

Board Composition and Election of Directors

Our board of directors currently consists of nine (9) members. Our directors will be elected by the vote of holders of our Class A Common Stock and Class B Common Stock, voting together as a single class, with holders of our Class B Common Stock having five (5) votes per share. Under our bylaws, the number of directors on our board of directors will be determined from time to time by our board of directors.

Director Independence

After review, our board has determined that, of our current directors, a majority (five directors) currently do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, such that Dr. Losordo, Messrs. Borger and Girolamo, Ms. Ross and Ms. Ungaro, are “independent” as that term is defined under the rules of The Nasdaq Stock Market LLC, or the Nasdaq rules.

Classified Board of Directors

In accordance with our certificate of incorporation and bylaws that went into effect upon the completion of the Corporate Conversion in February 2021, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

●	the Class I directors are Rock Soffer and Neil E. Hare, and their terms will expire at our annual meeting of stockholders to occur in 2022;

●	the Class II directors are Donald M. Soffer, Erin Borger and Todd C. Girolamo, and their terms will expire at our annual meeting of stockholders to occur in 2023; and

●	the Class III directors are Joshua M. Hare, Douglas Losordo, Cathy Ross and Ursula Ungaro, and their terms will expire at the annual meeting of stockholders to occur in 2024.

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors.

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

Board Committees

We have the following board of directors’ standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. We also have a Finance Committee. The current composition and responsibilities of each standing committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee’s charter is available under the Corporate Governance section of our website at www.longeveron.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this 10-K.

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

The current members of our Audit Committee are Cathy Ross (chairperson), Douglas Losordo and Todd C. Girolamo. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board has determined that Ms. Ross is an Audit Committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the Audit Committee must also meet heightened independence standards. Our board of directors has determined that Ms. Ross, Dr. Losordo and Mr. Girolamo are independent under the heightened Audit Committee independence standards of the SEC and Nasdaq. The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

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

The current members of our Compensation Committee are Ursula Ungaro (chairperson), Erin Borger and Cathy Ross. Each of Ms. Ungaro, Mr. Borger and Ms. Ross are independent under the applicable rules and regulations of Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

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

The current members of our Nominating and Corporate Governance Committee are Douglas Losordo (chair), Ursula Ungaro and Cathy Ross. Mr. Losordo, Ms. Ungaro and Ms. Ross are independent under the applicable rules and regulations of Nasdaq relating to Nominating and Corporate Governance Committee independence. The Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner other than the following; upon effectiveness of the Company’s IPO on February 12, 2021, each of Donald Soffer and Rock Soffer purchased shares in the open market, each of which were reported on February 26, 2021.

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

Summary Compensation Table

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our NEOs for services rendered during the years ended December 31, 2021 and 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)(3)		Total ($)
Geoff Green,	2021	324,507	209,760	1,569,861	399,000	26,676		2,529,804
CEO(4)	2020	210,000	-	-	-	24,334		234,334

James Clavijo,	2021	262,974	189,000	842,859	266,000	29,096		1,589,929
CFO, Treasurer(5)	2020	155,000	-	-	-	16,806		171,806

Joshua M. Hare, M.D.,	2021	265,575	132,240	621,108	266,000	40,000	(8)	1,324,923
CSO,(6)	2020	270,000	-	-	-	-		270,000

Paul Lehr, International	2021	289,274	155,000	1,324,809	266,000	20,973		2,056,056
General Counsel and Corporate Secretary(7)	2020	175,000	-	-	-	7,650		182,650

(1)	The values set forth in this column are based on the aggregate grant date fair values of Restricted Stock Unit (RSU) awards computed in accordance with FASB ASC Topic 718. The grant date fair values of RSUs are computed based upon the closing price per share of Longeveron Class A Common Stock on the date of grant. A discussion of the relevant assumptions made in the valuation of these awards is provided in Note 8 of this Form 10-K.
(2)	The values set forth in this column represent the aggregate grant date fair value of stock option awards computed in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures).
(3)	Other compensation represents 401(k) matching and health insurance costs paid by the Company.
(4)	From the July 20, 2021 Compensation Committee meeting and with approval from the Board of Directors, Mr. Green’s salary was increased to $340,000 retroactive to February 12, 2021 and he received a bonus of $50,000 and $50,000 in RSUs (8,233 RSUs).
(5)	From the July 20, 2021 Compensation Committee meeting and with approval from the Board of Directors, Mr. Clavijo’s salary was increased to $270,000 retroactive to February 12, 2021 and he received a $75,000 bonus.
(6)	From the July 20, 2021 Compensation Committee meeting and with approval from the Board of Directors, Dr. Hare’s compensation as a consultant was decreased to $265,000 retroactive to February 12, 2021. Amount reflects the full value of consulting fees earned by Dr. Hare during fiscal year 2021 and 2020. Of the amounts for 2021 and 2020, the Company deferred $164,025 of the payment of his 2021 and 2020 consulting compensation. In addition, for 2021, the Company deferred Dr. Hare’s bonus of $57,240 and granted 12,335 RSUs for his $75,000 bonus.
(7)	From the July 20, 2021 Compensation Committee meeting and with approval from the Board of Directors, Mr. Lehr’s salary was increased to $300,000 retroactive to February 12, 2021 and he received a bonus of $37,500 and $37,500 in RSUs (6,167 RSUs).
(8)	Dr. Hare deferred his $40,000 fee for being the Chairman of the Board of Directors.

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

Equity-Based Incentive Awards. Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. The Compensation Committee of the board of directors is responsible for approving equity grants.

Prior to our conversion to a corporation in February 2021 as part of our IPO, we granted restricted stock units (RSUs) to purchase Series C Units under the 2017 Longeveron LLC Incentive Plan (the “2017 Incentive Plan”).

In January 2021 we granted awards of 159,817 restricted units to our directors, executive officers, and employees under the 2017 Incentive Plan. Each restricted unit represented the right to receive a Series C Unit upon vesting, which thereafter converted into the right to receive an aggregate of 855,247 shares of Class A Common Stock pursuant to the Corporate Conversion. Vesting will occur upon the satisfaction of both a time-based condition and an event condition and subject to the recipient’s continued service through the satisfaction of both conditions.

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

The event-based condition was satisfied if the participant remains employed on the last day of the second calendar quarter following the calendar quarter of our IPO, or September 30, 2021, resulting in vesting of 855,247 shares of our Class A Common Stock as of that date.

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

Employment and Consulting Agreements with our NEOs

Consulting Agreement with Dr. Hare

We entered into a consulting services agreement with Dr. Hare in November 2014 (the “Agreement”). The Agreement, which has an initial term of ten (10) years, with automatic renewals thereafter for four (4) year terms unless either party determines not to renew, provides for an initial annual fee structure of $250,000 and eligibility to participate in any incentive compensation programs that are established for the Company. More current information regarding Dr. Hare’s compensation is set forth in the Summary Compensation Table above. Dr. Hare’s annual base salary as of December 31, 2021 was $270,000.

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

“Good Reason” is defined in the Agreement as the existence of any of the following circumstances (following written notice by Dr. Hare within 90 days after the initial occurrence thereof, and failure to remedy within 30 days thereafter): (i) material reduction in Dr. Hare’s position, authority, duties or responsibilities, (ii) relocation to a work location more than 25 miles away from the current offices of the Company, or (iii) failure by the Company to materially comply with any provisions of the agreement applicable to it (after reasonable notice and cure opportunity).

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

Letter Agreement- Mr. Green

On December 9, 2015, we signed a letter of employment with Mr. Green to serve as Senior Vice President of Clinical Operations. Mr. Green was subsequently promoted to President in 2019 and then Chief Executive Officer in 2020. The December 9, 2015 letter of employment outlined the material responsibilities of the position, and provided for an initial annual base salary of $210,000, along with eligibility for performance-based bonus and participation in any equity incentive plans, and provided that, upon termination without cause (which was not defined), Mr. Green would be entitled to a severance equal to 3 months base salary for each year of employment, capped at 12 months base salary.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding unit awards for each of our NEOs as of December 31, 2021. As noted above, in connection with the Corporate Conversion, outstanding awards held by our NEOs to acquire Series C membership units converted into RSUs exercisable for Class A common shares on February 11, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2021 TABLE

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Geoff Green,	14,062	60,938	6.08	07/20/2031	-	-	(2)
President and CEO	-	-	-	-	53,510	645,866	(3)

James Clavijo,	9,375	40,625	6.08	07/20/2031	-	-	(2)
CFO	-	-	-	-	36,791	444,067	(3)

Joshua M. Hare,	9,375	40,625	6.08	07/20/2031	-	-	(2)
M.D. CSO	-	-	-	-	15,436	187,822	(3)

Paul Lehr,	9,375	40,625	6.08	07/20/2031	-	-	(2)
General Counsel	-	-	-	-	36,791	444,067	(3)

(1)	Based on a value of $12.07 per share, the closing market price of our common stock on December 31, 2021, the last trading day of 2021.

(2)	The options vested 12.5% on July 22, 2021, with the remaining amounts vesting equally each quarter thereafter over the remaining four years, and have an exercise price of $6.08, the closing price of the Company’s common stock on date of grant. Each recipient received an award exercisable for 50,000 shares, except for Mr. Green, whose award is exercisable for 75,000 shares.

(3)	The award vested 25% when granted and then the remaining award vested 25% each year thereafter on the anniversary date. The RSUs are a result of the Corporate Conversion which occurred upon the Company’s IPO on February 12, 2021.

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

Director Compensation

Director Compensation Table. The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our non-employee directors for services rendered during the year ended December 31, 2021.

Name and principal position	Fees earned or paid in cash		RSU awards ($)		Total ($)
Donald M. Soffer	25,000	(12)	526,626	(5)	566,626
Neil E. Hare	25,667	(13)	526,626	(6)	552,293
Rock Soffer(1)	26,250	(14)	285,813	(7)	312,063
Douglas Losordo, M.D.(2)	37,500		45,000	(8)	82,500
Erin Borger(2)	33,167	(15)	45,000	(9)	78,167
Cathy Ross(2)	43,667	(16)	45,000	(10)	88,667
Ursula Ungaro(3)	21,750	(17)	32,800	(11)	54,550
Todd C. Girolamo(4)	-		-		-

(1)	Rock Soffer became a director in March 2020.
(2)	Dr. Losordo, Mr. Borger and Ms. Ross became directors in February 2021, upon effectuation of the Corporate Conversion.
(3)	Ms. Ungaro became a director in June 2021.
(4)	Mr. Girolamo became a director in February 2022.
(5)	On January 29, 2021, Mr. Soffer was granted 53,514 RSUs, valued at $9.00 per RSU, that resulted from the Corporate Conversion related to compensation as a director. On February 12, 2021, Mr. Soffer was granted 5,000 RSUs, valued at $9.00 per RSU, as a result of being appointed to the Board of Directors. The award vested 50% when granted and then the remaining award vested 25% each year thereafter on the anniversary date. RSU award figures include the value of Common Stock equity awards at grant date as calculated under FASB ASC 718.
(6)	On January 29, 2021, Mr. Hare was granted 53,514 RSUs, valued at $9.00 per RSU, that resulted from the Corporate Conversion related to compensation as a director. On February 12, 2021, Mr. Hare was granted 5,000 RSUs, valued at $9.00 per RSU, as a result of being appointed to the Board of Directors. The award vested 50% when granted and then the remaining award vested 25% each year thereafter on the anniversary date. RSU award figures include the value of Common Stock equity awards at grant date as calculated under FASB ASC 718.
(7)	On January 29, 2021, Mr. Soffer was granted 26,757 RSUs, valued at $9.00 per RSU, that resulted from the Corporate Conversion related to compensation as a director. On February 12, 2021, Mr. Soffer was granted 5,000 RSUs, valued at $9.00 per RSU, as a result of being appointed to the Board of Directors. The award vested 50% when granted and then the remaining award vested 25% each year thereafter on the anniversary date. RSU award figures include the value of Common Stock equity awards at grant date as calculated under FASB ASC 718.
(8)	On February 12, 2021, Dr. Losordo was granted 5,000 RSUs, valued at $9.00 per RSU, as a result of being appointed to the Board of Directors. The award vested 50% when granted and then the remaining award vested 25% each year thereafter on the anniversary date. RSU award figures include the value of Common Stock equity awards at grant date as calculated under FASB ASC 718.
(9)	On February 12, 2021, Mr. Borger was granted 5,000 RSUs, valued at $9.00 per RSU, as a result of being appointed to the Board of Directors. The award vested 50% when granted and then the remaining award vested 25% each year thereafter on the anniversary date. RSU award figures include the value of Common Stock equity awards at grant date as calculated under FASB ASC 718.
(10)	On February 12, 2021, Ms. Ross was granted 5,000 RSUs, valued at $9.00 per RSU, as a result of being appointed to the Board of Directors. The award vested 50% when granted and then the remaining award vested 25% each year thereafter on the anniversary date. RSU award figures include the value of Common Stock equity awards at grant date as calculated under FASB ASC 718.
(11)	On June 1, 2021, Ms. Ungaro was granted 5,000 RSUs, valued at $6.56 per RSU, as a result of being appointed to the Board of Directors. The award vested 50% when granted and then the remaining award vested 25% each year thereafter on the anniversary date. RSU award figures include the value of Common Stock equity awards at grant date as calculated under FASB ASC 718.
(12)	Mr. Soffer deferred his compensation as a director of $25,000 due in 2021.
(13)	Mr. Hare deferred $667 of his $25,667 of his compensation as a director due in 2021.
(14)	Mr. Soffer deferred $1,250 of his $26,250 of his compensation as a director due in 2021.
(15)	Mr. Borger deferred $11,417 of his $33,167 of his compensation as a director due in 2021.
(16)	Ms. Ross deferred $667 of her $43,667 of her compensation as a director due in 2021.
(17)	Ms. Ungaro received $21,750 of her compensation as a director due in 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock, as of March 10, 2022 by:

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

Percentage ownership of our Class A Common Stock and Class B Common Stock is based on 5,326,512 shares of Class A Common Stock and 15,585,062 shares of Class B Common Stock as of March 10, 2022. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Class A Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 10, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Longeveron Inc., 1951 NW 7th Ave, Suite 520, Miami, FL 33136. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

	Beneficial Ownership
	Class A Common Stock		Class B Common Stock		% of Total Voting	% of Total Common Stock Beneficially
Name of Beneficial Owner	Shares	%	Shares	%	Power(1)	Owned
5% Stockholders:
DS MED LLC(2)	100,000	1.88	7,772,902	49.87	46.81	27.45
Named Executive Officers and Directors:
Donald M. Soffer(3)	57,264	1.07	-	*	*	*
Joshua M. Hare, M.D.(4)	169,362	3.10	7,772,902	49.87	46.81	27.55
Neil E. Hare(5)	58,158	1.08	-	*	*	*
Rock Soffer(6)	50,507	*	-	*	*	*
Douglas Losordo, M.D.(7)	3,750	*	-	*	*	*
Erin Borger(8)	21,586	*	-	*	*	*
Cathy Ross(9)	3,750	*	-	*	*	*
Ursula Ungaro(10)	2,500	*	-	*	*	*
Todd C. Girolamo(11)	2,500	*	-	*	*	*
Geoff Green(12)	131,767	2.42	-	*	*	*
James Clavijo(13)	74,652	1.39	-	*	*	*
Paul Lehr(14)	108,170	1.99	-	*	*	*
All Executive Officers and Directors as a Group (12 individuals):	683,967	11.50	7,772,902	49.87	47.50	28.86

*	Less than 1%

(1)	Percentage of total voting power represents voting power with respect to all shares of our Class A Common Stock and Class B Common Stock, as a single class. The holders of our Class B Common Stock are entitled to five (5) votes per share, and holders of our Class A Common Stock are entitled to one (1) vote per share. See the section titled “Description of Capital Stock — Common Stock — Voting Rights” for additional information about the voting rights of our Class A Common Stock and Class B Common Stock.
(2)	DS MED LLC is a Delaware limited liability company for which Donald M. Soffer, a member of our Board, serves as the sole manager and a member. Mr. Soffer disclaims beneficial ownership except to the extent of his pecuniary interest. Shares of Class A Common Stock consist of 100,000 shares purchased in the IPO by DS MED LLC.
(3)	Mr. Soffer is a member of the board of directors.
(4)	Includes 4,312 RSUs, and 21,875 stock options. Dr. Hare disclaims beneficial ownership except to the extent of his pecuniary interest.
(5)	Includes 894 shares of Class A Common Stock owned by Global Vision Communications, LLC, where Mr. Hare is the managing member. Mr. Hare disclaims beneficial ownership except to the extent of his pecuniary interest.
(6)	Mr. Soffer is a member of the Board of Directors.
(7)	Dr. Losordo is a member of the Board of Directors.
(8)	Shares of Class A Common Stock consist of 17,836 shares owned by EB Pharm, LLC, an entity owned by Mr. Borger Mr. Borger disclaims beneficial ownership except to the extent of his pecuniary interest.
(9)	Ms. Ross is a member of the Board of Directors.
(10)	Ms. Ungaro is a member of the Board of Directors.
(11)	Mr. Girolamo is a member of the board of directors.
(12)	Includes 16,722 RSUs, and 32,812 stock options.
(13)	Includes 11,706 RSUs, and 21,875 stock options.
(14)	Includes 13,378 RSUs, and 21,875 stock options.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2021, for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time-to-time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c) (1)
Equity compensation plans approved by security holders-RSUs	196,751	$-
Equity compensation plans approved by security holders-Options	304,449	5.96
Equity compensation plans not approved by security holders	-	-

Total	584,826		1,002,736

(1)	As of December 31, 2021 total plan pool available was 2,074,402. Of which 1,256,097 were issued and 184,431 were returned to the pool for forfeits, terminations, and RSU tax payments made by the Company, this leaves a remaining amount available of 1,002,736.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions as of December 31, 2021 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, or 5% Security Holders, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Employment and Consulting Agreements with our NEOs”. We also describe below certain other transactions with our directors, executive officers and stockholders.

The following transaction are the Company’s related party transactions as of December 31, 2021.

On March 27, 2015, we entered into a technology services agreement with Optimal Networks, LLC for use of information technology services. The service agreement was with the brother-in-law of Dr. Hare. We agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. On November 22, 2019 and January 29, 2021, we issued 820 and 410 Series C Units as payment for $73,796 and $36,850 of accrued technology services, respectively. As of December, 31 2021 and 2020, we owed $18,000 and $37,000, respectively, pursuant to this agreement, which is included in accounts payable in the accompanying December 31, 2021 and 2020 balance sheets.

We utilize Global Vision Communications, LLC, a service provider owned by a member of our board, Mr. Neil Hare, for public relations, information technology and web development services. Payment of invoices for services provided are made in cash or through the issuance of our Series C Units as mutually agreed to by the parties. Amounts incurred amounted to approximately $10,000 and $2,000 during the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, and 2020, the Company owed $0 to the related entity.

We are a licensee under an exclusive license agreement with JMHMD Holdings, LLC, an affiliate of our Chief Science Officer and director, for the use of CD271+ cellular therapy technology, a subpopulation of bone marrow-derived MSCs. We are required to pay a royalty of one percent of the annual net sales of the licensed product(s) used, leased, or sold by or for us by any sub-licensees. If we sublicense the technology, we are also required to pay an amount equal to 10% of the net sales of the sub-licensees. The agreement is to remain in effect until either the date all issued patents and filed patent applications have expired or been abandoned, or 20 years after the date of FDA approval of the last commercialized product or process arising from the patent rights, whichever comes later. There were no license fees due as of December 31, 2021 and 2020 pertaining to this agreement. The Company to date has not incurred any royalty or sublicense related expense, but has paid $45,000 in license fees($10,000 per year for 2021, 2020 and 2019) and for a $15,000 extension fee. In addition, the Company paid legal fees of approximately, $25,000 for each of the years ended December 31, 2021 and 2020, in connection with the patent prosecution, issuance, and maintenance fees related to CD271+ technology.

Indemnification Agreements

We have indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

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

Item 14. Principal Accountant Fees and Services

The following table highlights the aggregate fees billed during each of the two years ended December 31, 2021 and 2020 by MSL, P.A.

	2021	2020
Audit fees	$159,000	$87,700
Audit-Related Fees	-	-
Tax fees	-	-
All Other fees	-	-
Total	$159,000	$87,700

Audit Fees

This category includes the fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the quarterly review of our interim financial statements, and services provided in connection with regulatory filings.

Tax Fees

This category relates to professional services for tax compliance, tax advice and tax planning.

Other Fees

Our principal accountants billed us for services not included in categories above.

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

a. (1) Financial Statements:

The financial statements required to be filed by Item 8 of this Annual Report on Form 10-K and filed in this Item 15, are as follows

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the financial statements and notes thereto.

Exhibit Number	Description of Exhibit
2.1	Plan of Conversion, incorporated by reference to Exhibit 2.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2021
2.2	Certificate of Conversion of Longeveron LLC, incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2021
3.1	Certificate of Incorporation of Longeveron Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on February 16, 2021
3.2	Bylaws of Longeveron Inc., incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on February 16, 2021
4.1	Specimen Class A Common Stock Certificate evidencing the shares of Class A Common Stock, incorporated by reference to Exhibit 4.1 on Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. filed herewith
4.3	Underwriter Warrants issued February 17, 2021, incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2021
4.4	Form of Purchaser Warrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 3, 2021
4.5	Form of Representative Warrant, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 3, 2021
4.6	Placement Agency Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 3, 2021
10.1*	Exclusive License Agreement dated November 20, 2014 between the University of Miami and Longeveron LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.1.1	Amendment to Exclusive License Agreement dated December 11, 2017 between the University of Miami and Longeveron LLC, incorporated by reference to Exhibit 10.1.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.1.2	Second Amendment to Exclusive License Agreement dated March 3, 2021 between the University of Miami and Longeveron Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2021

10.2	Collaborative Research and Development Agreement dated March 3, 2021 between the University of Miami and Longeveron Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2021
10.3*	License Agreement dated December 22, 2016 between JMHMD Holdings, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.3.1	First Amendment to License Agreement effective December 22, 2016, by and between JMHMD Holdings, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.2.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.4#	Consulting Services Agreement, dated November 20, 2014, by and between Longeveron LLC and Joshua M. Hare, M.D., incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.5#	Employment Agreement, effective August 12, 2020 by and between Longeveron LLC and James Clavijo, incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.6*	Lease Agreement, dated October 6, 2015 by and between Wexford Miami, LLC and Longeveron LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.7*	Grant Agreement, dated October 1, 2020 by and between the Maryland Stem Cell Research Commission, acting by and through the Maryland Technology Development Corporation, and Longeveron LLC, incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.8	2017 Longeveron LLC Incentive Plan, dated July 18, 2017, incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
10.9	Longeveron Inc. 2021 Incentive Award Plan, incorporated by reference to Exhibit 10.13 on Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
10.10	Form of Indemnification Agreement for Officers and Directors, incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement No. 333-252234 filed February 3, 2021
10.11	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 3, 2021
10.12	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 3, 2021
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement No. 333-252234 filed January 19, 2021
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer pursuant SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
*	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGEVERON INC

By:	/s/ Geoff Green
Geoff Green
Chief Executive Officer

Date: March 11, 2022

SIGNATURES AND POWER OF ATTORNEY

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and, on the dates, indicated.

Signature	Title	Date

/s/ Geoff Green	Chief Executive Officer	March 11, 2022
Geoff Green	(principal executive officer)

/s/ James Clavijo	Chief Financial Officer	March 11, 2022
James Clavijo	(principal financial officer and principal accounting officer)

/s/ Joshua M. Hare	Director	March 11, 2022
Joshua M. Hare

/s/ Donald M. Soffer	Director	March 11, 2022
Donald M. Soffer

/s/ Neil E. Hare	Director	March 11, 2022
Neil E. Hare

/s/ Rock Soffer	Director	March 11, 2022
Rock Soffer

/s/ Douglas Losordo	Director	March 11, 2022
Douglas Losordo

/s/ Cathy Ross	Director	March 11, 2022
Cathy Ross

/s/ Erin Borger	Director	March 11, 2022
Erin Borger

/s/ Ursula Ungaro	Director	March 11, 2022
Ursula Ungaro

Director
Todd C. Girolamo

LONGEVERON, INC

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Longeveron Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Longeveron Inc (formerly known as Longeveron LLC) (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, members’ and stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Orlando, Florida

March 11, 2022

Longeveron Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$25,658	$816
Short-term investments at fair value (cost of $9,471 at December 31, 2021)	9,385	-
Prepaid expenses and other current assets	282	52
Deferred offering costs	-	561
Accounts and grants receivable	55	420
Total current assets	35,380	1,849
Property and equipment, net	3,062	3,597
Intangible assets, net	2,334	1,547
Right-of-use (ROU) asset	1,813	2,070
Other assets	177	177
Total assets	$42,766	$9,240

Liabilities, members’ equity and stockholders’ equity
Current liabilities:
Accounts payable	$645	$1,590
Accrued expenses	1,327	1,542
Current portion of lease liability	537	511
Short-term note payable	-	38
Current portion of loans	-	139
Deferred revenue	199	10
Total current liabilities	2,708	3,830
Long-term liabilities:
Long-term loans	-	311
Lease liability	2,605	3,142
Total long-term liabilities	2,605	3,453
Total liabilities	5,313	7,283

Commitments and contingencies (Note 9)

Members’ equity and stockholders’ equity:
Members’ equity	-	1,957
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	-	-
Class A Common Stock, $0.001 par value per share, 84,295,000 shares authorized, 5,175,361 shares issued and outstanding at December 31, 2021; no shares authorized, issued and outstanding, at December 31, 2020	5	-
Class B Common Stock, $0.001 par value per share, 15,705,000 shares authorized, 15,702,834 shares issued and outstanding at December 31, 2021; no shares authorized, issued and outstanding, at December 31, 2020	16	-
Additional paid-in capital	81,470	-
Stock subscription receivable	(100)	-
Accumulated deficit	(43,938)	-
Total members’ equity and stockholders’ equity	37,453	1,957
Total liabilities, members’ equity and stockholders’ equity	$42,766	$9,240

See notes to financial statements.

Longeveron Inc.

Statements of Operations

(In thousands, except per share data)

	December 31,
	2021	2020
Revenues
Grant revenue	$598	$4,261
Clinical trial revenue	708	1,313
Contract revenue	-	55
Total revenues	1,306	5,629
Cost of revenues	716	3,803
Gross profit	590	1,826

Operating expenses
General and administrative	10,734	2,731
Research and development	7,092	2,674
Selling and marketing	220	199
Total operating expenses	18,046	5,604

Loss from operations	(17,456)	(3,778)

Other income and (expenses)
Forgiveness of Paycheck Protection Program loan	300	-
Interest expense	(4)	(7)
Other income, net	115	64
Total other income and (expenses), net	411	57
Net loss	$(17,045)	$(3,721)

Basic and diluted net loss per share	$(0.90)	$(0.23)
Basic and diluted weighted average common shares outstanding	18,915,086	16,023,349

See notes to financial statements.

Longeveron Inc.

Statements of Members’ Equity and Stockholders’ Equity

(In thousands, except share amounts)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2019	1,000,000	$250	1,000,000	$1,832	43,695	$2,513	-	$-	-	$-	$(150)	$-	$-	$4.445
Series C units issued for cash	-	-	-	-	18,335	1,100	-	-	-	-	-	-	-	1,100
Issuance of Series C units as payment for amounts accrued	-	-	-	-	734	44	-	-	-	-	-	-	-	44
Equity-based compensation	-	-	-	-	-	39	-	-	-	-	-	-	-	39
Cash received pursuant to subscription receivable	-	-	-	-	-	-	-	-	-	-	50	-	-	50
Net loss	-	-	-	(3,609)	-	(112)	-	-	-	-	-	-	-	(3,721)
Balance at December 31, 2020	1,000,000	$250	1,000,000	$(1,777)	62,764	$3,584	-	$-	-	$-	$(100)	$-	$-	$1,957

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2020	1,000,000	$250	1,000,000	$(1,777)	62,764	$3,584	-	$-	-	$-	$(100)	$-	$-	$1,957
Conversion of Units into Class A and B common stock	(1,000,000)	(250)	(1,000,000)	1,777	(62,764)	(3,584)	338,030	-	15,702,834	16	-	28,934	(26,893)	-
Initial public offering and overallotment of Class A Common Stock, net of $2,969 in issuance costs	-	-	-	-	-	-	2,910,000	3	-	-	-	26,131	-	26,134
PIPE offering of Class A Common Stock, net of $1.968	-	-	-	-	-	-	1,169,288	1	-	-	-	18,494	-	18,495
Class A Common Stock, issued for RSUs vested	-	-	-	-	-	-	657,066	1	-	-	-	-	-	1
Class A Common Stock, held for taxes on RSUs vested	-	-	-	-	-	-	(123,662)	-	-	-	-	(452)	-	(452)
Class A Common Stock, issued for warrant exercises	-	-	-	-	-	-	51,061	-	-	-	-	613	-	613
Class A Common Stock, issued for stock option exercises	-	-	-	-	-	-	1,812	-	-	-	-	10	-	10
Class A Common Stock, issued for consulting	-	-	-	-	-	-	171,766	-	-	-	-	1,297	-	1,297
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	6,443	-	6,443
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(17,045)	(17,045)
Balance at December 31, 2021	-	$-	-	$-	-	$-	5,175,361	$5	15,702,834	$16	$(100)	$81,470	$(43,938)	$37,453

See notes to financial statements.

Longeveron Inc.

Statements of Cash Flows

(In thousands)

	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(17,045)	$(3,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	914	785
Forgiveness of Paycheck Protection Program loan	(300)	-
Loss on sale of equipment	60	-
Change in fair value of short-term investments	85	-
Non-cash stock payments to employees and consultants	1,297	44
Equity-based compensation	6,443	39
Changes in operating assets and liabilities:
Accounts and grants receivable	366	31
Prepaid expenses and other current assets	(227)	2
Other assets	(4)	74
Accounts payable	(945)	131
Deferred revenue	188	(532)
Accrued expenses	(214)	1,044
ROU asset and lease liability	(254)	(261)
Net cash used in operating activities	(9,636)	(2,364)

Cash flows from investing activities
Short-term investments	(9,471)	-
Acquisition of intangible assets	(980)	(130)
Acquisition of property and equipment	(330)	(131)
Proceeds from sale of equipment	85	-
Net cash used in investing activities	(10,696)	(261)

Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions and expenses	26,695	-
Proceeds from secondary offering	18,495	-
Proceeds from warrants exercised	613	-
Proceeds from stock options exercised	10	-
Proceeds from issuance of Series C units	-	1,100
Repayments of short-term note payable	(38)	(25)
Repayments of EIDL loan	(150)	-
Proceeds of short-term notes payable	-	63
Proceeds of long-term notes payables	-	450
Payments for taxes on RSUs vested	(451)	-
Proceeds from subscription agreement	-	50
Prepaid financing fees	-	(63)
Net cash provided by financing activities	45,174	1,575

Increase in cash and cash equivalents	24,842	(1,050)
Cash and cash equivalents at beginning of the period	816	1,866
Cash and cash equivalents at end of the period	$25,658	$816

Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of Series A, B and C units into Class A and B common stock	$(2,057)	$-
Vesting of RSUs into Class A Common Stock	$(2,398)	$-
Increase in deferred offering costs included in accounts payable and accrued expenses	$171	$498

See notes to financial statements.

Longeveron Inc.

Notes to Financial Statements

December 31, 2021 and 2020

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

Initial Public Offering (“IPO”):

On February 12, 2021 our Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”) began to trade on NASDAQ under the stock symbol “LGVN”. Pursuant to the IPO, the Company sold 2,660,000 shares of Class A Common Stock at a public offering price of $10.00 per share for aggregate gross proceeds of $26.6 million prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 399,000 shares at the public offering price less the underwriting discounts and commissions.

On March 15, 2021, the Company’s underwriters partially exercised the over-allotment option, resulting in the Company selling an additional 250,000 shares of Class A Common Stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2.5 million prior to deducting underwriting discounts, commissions, and other offering expenses.

Private Placement

On December 3, 2021, the Company completed a private placement with several investors, wherein a total of 1,169,288 shares of the Company’s Class A Common Stock were issued at a purchase price of $17.50 per share, with each investor also receiving a warrant to purchase up to a number of shares of Class A Common Stock equal to the number of shares of Class A Common Stock purchased by such investor in the Offering, at an exercise price of $17.50 per share (the “Purchaser Warrants”), for a total purchase price of approximately $20.5 million (the “Offering”). The Purchaser Warrants are immediately exercisable, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 46,722 shares of Class A Common Stock at an exercise price of $17.50 per share.

Basis of presentation:

The financial statements of the Company were prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no impact on previously reported net loss for the year ended December 31, 2021.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $17.0 million and $3.7 million for the year ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $43.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of December 31, 2021, the Company had cash, and cash equivalents of $25.7 million and short-term investments of $9.4 million. The Company believes that its cash and cash equivalents and investments as of December 31, 2021 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of these financial statements.

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

Accounting Standard Updates

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740)”. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021 with no material impact on our financial statements.

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

Short-term investments:

Short-term investments at December 31, 2021 consisted of marketable fixed income securities, primarily corporate bonds, as well as U.S. Government and agency obligations which are categorized as trading securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and / or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the statement of operations. Changes in net unrealized gains and losses are reported in the statement of operations in the current period and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains and losses were not significant for the year ended December 31, 2021 and 2020.

The following is summary of short-term investments that the Company measures at fair value:

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury obligations	401,290	-	-	401,290
U.S. government agencies	-	1,424,477	-	1,424,477
Corporate and foreign bonds	-	7,507,705	-	7,507,705
Money market funds	576,742	-	-	576,742
Accrued income	52,484	-	-	52,484
Total short-term investments	$1,030,516	$8,932,182	$-	$9,962,698

Inventory:

The Company will begin carrying inventory of its biological products on its balance sheets following commercial launch of such products. Inventory will consist of raw materials, biological products in process, and finished goods available for sale. The Company will determine its inventory values using the average cost method. Inventory will be valued at the lower of cost or net realizable value and will exclude units that the Company anticipates distributing for clinical evaluation. As of each of December 31, 2021 and 2020, all of the Company’s biological products were anticipated to be distributed for clinical evaluation.

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

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of December 31, 2021 and 2020 are deemed to be collectible and no amount has been recognized for doubtful accounts. MSCRF-TEDCO (defined below under Revenue Recognition) generally advance grant funds and therefore a receivable is not usually recognized. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	December 31, 2021	December 31, 2020
Alzheimer’s Association – Grant	$-	$339
National Institutes of Health – Grant	55	66
Clinical Trial receivable	-	15
Total	$55	$420

Deferred offering costs:

The Company recorded certain legal, professional and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until the applicable equity financing was consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering. During 2021, offering costs incurred in connection with the private placement during the year ended December 31, 2021 of approximately $0.2 million were netted against the proceeds from the private placement. Offering costs of $0.6 million have been prepaid as of December 31, 2020 and then netted against the IPO proceeds as of December 31, 2021.

Property and equipment:

Property and equipment, including improvements that extend useful lives of related assets, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the original term of the lease. Depreciation expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to the Company’s clinical programs.

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

Payments for license agreements are amortized using the straight-line method over the estimated term of the agreements, which range from 5-20 years. Patents are amortized over their estimated useful life, once issued. The Company considers trademarks to have an indefinite useful life and evaluates them for impairment on an annual basis. Amortization expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to the Company’s clinical programs.

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets as of December 31, 2021 and 2020.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the balance sheets. For the year ended December 31, 2021 and 2020, the Company recognized $0 and $0.5 million, respectively, of funds that were previously classified as deferred revenue.

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

Revenue by source (in thousands):

	December 31,
	2021	2020
National Institute of Health - grant	$212	$2,678
Clinical trial revenue	708	1,313
Alzheimer’s Association grant	260	1,570
MSCRF – TEDCO[1] - grant	126	13
Contract manufacturing revenue	-	55
Total	$1,306	$5,629

[1]	Maryland Stem Cell Research Fund (MSCRF) - Maryland Technology Development Corporation (TEDCO)

The Company records cost of revenues based on expenses directly related to revenue. For Grants, the Company records allocated expenses for Research and development costs to a grant as a cost of revenues. For the Clinical trial revenue directly related expenses for that program are expensed as incurred. These expenses are similar to those described under “Research and development expense” below.

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments and accounts and grants receivable. Cash and cash equivalents are held in U.S. financial institutions. At times, the Company may maintain balances in excess of the federally insured amounts.

Income taxes:

Prior to its Corporate Conversion, the Company was treated as a partnership for U.S. federal and state income tax purposes. Consequently, the Company passed its earnings and losses through to its members based on the terms of the Company’s Operating Agreement. Accordingly, no provision for income taxes is recorded in the financial statements for periods prior to the conversion.

Following the Corporate Conversion, the Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the year ended December 31, 2021 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of December 31, 2021 and 2020, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

Comprehensive Loss

Comprehensive loss was equal to net loss for the years ended December 31, 2021 and 2020.

3. Short-term investments

The following is summary of short-term investments that the Company measures at fair value:

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Treasury obligations	401,290	-	-	401,290
U.S. government agencies	-	1,424,477	-	1,424,477
Corporate and foreign bonds	-	7,507,705	-	7,507,705
Money market funds(1)	576,742	-	-	576,742
Accrued income	52,484	-	-	52,484
Total short-term investments	$1,030,516	$8,932,182	$-	$9,962,698

(1)	Money market funds are included in cash and cash equivalents in the balance sheet.

As of December 31, 2021, the Company recorded $52,000 of accrued income from bonds. As of December 31, 2020, the Company did not have any short-term investments.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	December 31, 2021	December 31, 2020
Leasehold improvements	10 years	$4,318	$4,310
Furniture/Lab equipment	7 years	1,724	2,059
Computer equipment	5 years	28	14
Software/Website	3 years	38	38
Total property and equipment		6,108	6,421
Less accumulated depreciation and amortization		3,046	2,824
Property and equipment, net		$3,062	$3,597

Depreciation and amortization expense amounted to approximately $0.7 for the years ended December 31, 2021 and 2020. The Company sold used laboratory equipment with a value a value of $0.6 million and accumulated depreciation of $0.5 million for $85,000 and also recorded a loss on sale of assets of $60,000.

5. Intangible assets, net

Major components of intangible assets as of December 31, 2021 are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	5-20 years	$2,043	$(473)	$1,570
Patent Costs		615	-	615
Trademark costs		149	-	149
Total		$2,807	$(473)	$2,334

Major components of intangible assets as of December 31, 2020 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$1,233	$(279)	$954
Patent Costs		466	-	466
Trademark costs		127	-	127
Total		$1,826	$(279)	$1,547

Amortization expense related to intangible assets totaled $0.2 million and $0.1 million for the year ended December 31, 2021 and 2020, respectively.

Future amortization expense for intangible assets as of December 31, 2021 is approximately as follows (in thousands):

Year Ending December 31,	Amount
2022	$224
2023	224
2024	224
2025	224
2026	90
Thereafter	584
Total	$1,570

6. Leases

In accordance with ASU 2016-02, “Leases (Topic 842)”, the Company records a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of December 31, 2021, the ROU asset and lease liability were approximately $1.8 million and $3.1 million, respectively. As of December 31, 2020, the ROU asset and lease liability were approximately $2.1 million and $3.7 million, respectively.

Future minimum payments under the operating leases as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,	Amount
2022	$671
2023	687
2024	702
2025	719
2026	735
Thereafter	185
Total	3,699
Less: Interest (5% discount rate)	557
Present Value of Lease Liability	$3,142

During the year ended December 31, 2021 and 2020, the Company incurred approximately $1.0 million and $0.8 million of total lease costs, respectively, that are included in the general and administrative expenses in the statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending December 31, 2021, with three optional one-year renewal periods, and $10,000 in monthly payments to the Company. This sublease agreement was amended on July 29, 2021, effective August 1, 2021. The amendment to the sublease increased the number of cleanrooms occupied by the lessee, changed the expiration date to July 31, 2022, increased the base rent to $22,500, beginning on September 1, 2021, and increased the security deposit to $22,500. However, the subtenant did not pay the rent payments for November and December 2021, nor increased its security deposit. The Company is pursuing collection of the sublease payments in accordance with the amended sublease agreement. For the year ended December 31, 2021, $102,500 was recognized as sublease income (based on actual payments received during 202) and is included in other income in the statements of operations.

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

On February 12, 2021 our Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”) began to trade on NASDAQ under the stock symbol “LGVN”. Pursuant to the IPO, the Company sold 2,660,000 shares of Class A Common Stock at a public offering price of $10.00 per share for aggregate gross proceeds of $26.6 million prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 399,000 shares at the public offering price less the underwriting discounts and commissions.

On March 15, 2021, the Company’s underwriters partially exercised the over-allotment option, resulting in the Company selling an additional 250,000 shares of Class A Common Stock at a public offering price of $10.00 per share for aggregate gross proceeds of $2.5 million prior to deducting underwriting discounts, commissions, and other offering expenses.

Private Placement

On December 3, 2021, the Company completed a private placement with several investors, wherein a total of 1,169,288 shares of the Company’s Class A Common Stock were issued at a purchase price of $17.50 per share, with each investor also receiving a warrant to purchase up to a number of shares of Class A Common Stock equal to the number of shares of Class A Common Stock purchased by such investor in the Offering, at an exercise price of $17.50 per share (the “Purchaser Warrants”), for a total purchase price of approximately $20.5 million (the “Offering”). The Purchaser Warrants are immediately exercisable, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 46,722 shares of Class A Common Stock at an exercise price of $17.50 per share.

Class A Common Stock

During the year ended December 31, 2021 and prior to the Corporate Conversion, the Company issued 1,130 Series C Common Membership Units (“Series C Units”), as payment for existing consulting agreements, with an aggregate value of $0.1 million. As part of the Corporate Conversion, 62,764 outstanding Series C units (which includes the units referenced in the prior sentence) converted into 338,030 shares of Class A Common Stock.

Also, during the year ended December 31, 2021, the Company issued 61,379 and 110,387 unregistered shares of Class A Common Stock, with an aggregate value of less than $0.5 million and $0.8 million, respectively, as payment under consulting and license agreements.

During the year ended December 31, 2021, 1,812 stock options were exercised for Class A Common Stock shares at an average exercise price of $5.73 for $10,383. Also, during the year ended December 31, 2021, 51,061 warrants were exercised for Class A Common Stock shares at an exercise price of $12.00 for $612,732.

On October 1, 2021, a total of 657,066 previously disclosed RSUs granted to employees and directors vested, of which 355,495 were held by Company employees. RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the $3.65 closing price as of the vesting date (October 1, 2021) and a tax liability is calculated based on each individual’s tax bracket. As a result, on October 5, 2021, the Company recorded a tax liability of $452,000 for the employees and a corresponding tax liability for the Company of $38,000. In total, the Company paid $489,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 123,662 Class A Common Stock shares owned by the Company’s employees upon vesting. The shares received have been transferred into the 2021 Incentive Plan.

During the year ended December 31, 2020, the Company issued 18,335 Series C Units for $1.1 million in cash (none during the three months ended December 31, 2020). The Company also issued 734 Series C Units with an aggregate value of $0.1 million as payment under consulting agreements.

Class B Common Stock

In connection with the Corporate Conversion, 2,000,000 outstanding Series A and B units were converted into 15,702,834 shares of our unregistered Class B Common Stock.

Holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to five (5) votes per share. The holders of Class B Common Stock may convert each share of Class B Common Stock into one share of Class A Common Stock at any time at the holder’s option. Class B Common Stock is not publicly tradable.

Warrants

As part of the IPO, the underwriter received warrants to purchase 106,400 shares of Class A Common Stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per share. Total grant date fair value of warrants as of December 31, 2021, was approximately $0.5 million. During 2021, the underwriters assigned 95,760 of the warrants to its employees. As of December 31, 2021, 51,061 warrants have been exercised for Class A Common Stock shares at an exercise price of $12.00 for $612,732.

For the private placement, the Company issued 1,169,288 warrants to investors to purchase up to a number of shares of Class A Common Stock equal to the number of shares of Class A Common Stock purchased by such investor in the offering, at an exercise price of $17.50 per share. The Purchaser Warrants are immediately exercisable, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 46,722 shares of Class A Common Stock, at an exercise price of $17.50 per share.

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

Prior to the IPO, on January 29, 2021, the Board approved the granting of 159,817 Series C RSUs under the Company’s existing 2017 Longeveron LLC Incentive Plan (the “2017 Incentive Plan”), which, as part of the Corporate Conversion, converted into 855,247 RSUs exercisable for Class A Common Stock. Based upon a third-party valuation, the calculated fair value of each January 2021 RSU was $9.00.

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

On July 20, 2021, the Company granted a bonus for the completion of the IPO to Mr. Green, Mr. Lehr and Dr. Hare of $100,000, $75,000 and $75,000. The bonus would be paid out in cash and RSUs with Mr. Green, Mr. Lehr and Dr. Hare received 8,223, 6,167 and 12,335 RSUs each. The RSU were issued based on a fair market value at the time of grant, July 20, 2021, of $6.08.

As of December 31, 2021, the Company had 196,751 RSUs outstanding.

RSU activity for the year ended December 31, 2021 was as follows:

Number of RSUs
Outstanding at December 31, 2020	-
RSU granted	921,971
RSUs vested	(692,312)
RSU expired/forfeited	(32,908)
Outstanding at December 31, 2021	196,751

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

As of December 31, 2021, the Company has recorded issued and outstanding options to purchase a total of 304,449 shares of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $5.96 per share.

For the year ended December 31, 2021:

Number of Stock Options
Stock options vested (based on ratable vesting)	59,773
Stock options unvested	244,676
Total stock options outstanding at December 31, 2021	304,449

Stock Option activity for the year ended December 31, 2021 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	-	-
Options granted	334,125	$5.95
Options exercised	(1,812)	$5.73
Options expired/forfeited	(27,864)	$5.79
Outstanding at December 31, 2021	304,449	$5.96

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

On July 20, 2021, the Company granted 225,000 Class A Common Stock options to executives. Mr. Green was granted 75,000 Class A Common Stock options and Mr. Lehr, Dr. Hare and Mr. Clavijo were each granted 50,000 Class A Common Stock options. The stock options have four-year vesting periods, vesting 12.5% on July 22, 2021 with the remaining award vesting in equal installments over the remaining four years, with an exercise price of $6.08. Based upon a Black-Scholes calculation, the price per share to be expensed was $5.32 and a total cost of $1.2 million would be expensed ratably over 48 months.

For the year ended December 31, 2021 and 2020, the equity-based compensation expense amounted to approximately $6.4 million and $39,000, respectively, which is included in the research and development and general and administrative expenses in the statements of operations for year ended December 31, 2021 and 2020.

As of December 31, 2021, the remaining unrecognized equity-based compensation (which includes RSUs and stock options) of approximately $3.1 million will be recognized over approximately 3.0 years.

9. Commitments and Contingencies

Master Services and Clinical Studies Agreements:

As of December 31, 2021, the Company had two active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of approximately $3.0 million for 2022. The Company entered into a clinical studies agreement with a third party in conjunction with an upcoming clinical trial in Japan. The agreement provides for payments totaling $1.0 million over the course of two years.

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with its CSO. Under the agreement, the Company agreed to pay the CSO $270,000 annually. This payment was adjusted retroactive to February 12, 2021 to $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts on behalf of the Company during the term of this agreement. During the year ended December 31, 2021, the Company paid $0.2 million towards the $0.3 million outstanding balance. As of December 31, 2021, the Company had an accrued balance due to the CSO of $0.1 million and as of December 31, 2020 had a balance due of $0.3 million.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a board member’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019 and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to shares of 16,755 Class A Common Stock shares as part of the Corporate Conversion. As of December 31, 2021 and 2020, the Company owed less than $0.1 million, pursuant to this agreement, which is included in accounts payable in the December 31, 2021 and 2020 balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an exclusive license agreement with UM for the use of certain stem cell aging-related frailty technology rights developed by the CSO while employed at UM. The Company recorded the value of the membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay UM up to 3% of net sales on products or services developed from the technology. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. Under the agreement, the Company is required to pay an annual fee to UM. As of December 31, 2020, the Company had accrued $50,000 based on the terms of the agreement. In addition, on November 14, 2014, as required by the license agreement, the Company issued 20,000 series C membership units valued at $0.5 million to UM. The Company recorded this $0.5 million as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. As of December 31, 2021, the Company had accrued less than $0.1 million in milestone fees payable to UM based on the estimated progress to date.

The UM agreement was amended on March 3, 2021 to increase the license fee due to UM. The Company agreed to pay UM an additional fee of $0.1 million, which will be recorded as legal costs, to defray patent costs, with $70,000 due within thirty (30) days of the effective date of the amendment, and the remainder to be paid in equal installments of $7,500 on the 2nd, 3rd, and 5th year anniversaries of the effective date. The Company also agreed to issue an additional 110,387 unregistered shares of Class A Common Stock shares to UM. The Company recorded this $0.8 million as an intangible asset that is amortized over the life of the license agreement which was defined as 5 years. The Company and UM agreed to the following modification of the milestone payments: (a) No payment will be due upon the completion of Phase 2 clinical trials for the product; (b) a one-time payment of $0.5 million, payable within year of the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (c) a one-time payment of $0.5 million payable within year of the receipt by the Company of approval for the first new drug application, biologics application, or other marketing or licensing application for the product; and (d) a one-time payment of $0.5 million payable within year of the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendment also provided for the Company’s license of additional technology, to the extent not previously included in the UM License, and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS IND with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with JMHMD Holdings, LLC, an affiliated entity of the CSO for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement, which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the year ended December 31, 2021 or year ended December 31, 2020 pertaining to this agreement. The Company to date has not incurred any royalty or sublicense related expense, but has paid $45,000 in license fees($10,000 per year for 2021, 2020 and 2019) and for a $15,000 extension fee. In addition, the Company paid legal fees of approximately, $25,000 for each of the years ended December 31, 2021 and 2020, in connection with the patent prosecution, issuance, and maintenance fees related to CD271+ technology.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

Contingencies – Legal

On September 13, 2021, the Company and certain of our directors and officers were named as defendants in a securities lawsuit filed in the U.S. District Court for the Southern District of Florida and brought on behalf of a purported class. The suit alleges there were materially false and misleading statements made (or omissions of required information) in the Company’s initial public offering materials and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of the federal securities laws. The action seeks damages on behalf of a proposed class of purchasers of our Common Stock during said period. The Company believes, that these allegations are without merit and intends to vigorously defend against them. The Company has not determined losses resulting from this lawsuit as it is in the early stages and the ultimate outcome or range of losses, if any, cannot currently be determined.

Contingencies – COVID-19 Pandemic

The COVID-19 outbreak has impacted, and could continue to adversely impact, the Company’s ability to conduct business. In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, COVID-19, in China. As COVID-19 continues to spread globally, including throughout the U.S., the Company may experience disruptions that could severely impact its business, including:

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

10. Short-term Note Payable

On September 27, 2020, the Company entered into a premium finance agreement to finance its insurance policies for approximately $63,000. The note required a down payment of $6,334, ratable monthly payments of $6,499, including interest at 5.353% and matured in September 2021. As of December 31, 2021, the outstanding balance was paid in full.

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

On May 12, 2020, the Company received a loan from the SBA pursuant to the Disaster Recovery Plan as part of the CARES Act in the amount of $150,000. The Company began repayment on July 20, 2021 of $731 per month. The note was scheduled to mature in 30 years and had an interest rate of 3.75%. Due to part of the notes being due within one year, the Company recorded $5,000 and $139,000 in the current portion of loans line on the Balance Sheet as of December 31, 2020. On December 3, 2021, the loan was paid in full when the Company paid $155,114 for the total outstanding balance and accrued interest.

12. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $66,000 and $42,000 to the Plan during year ended December 31, 2021 and 2020, respectively.

13. Income Taxes

The tax effects of temporary differences and net operating loss (“NOL”) carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were approximately as follows at December 31, 2021 and December 31, 2020 (the Company did not have deferred tax assets or liabilities as of December 31, 2020 as it was just incorporated in 2021):

	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$2,250,000	$-
Operating lease assets	338,000	-
Equity based compensation	1,641,000	-
Changes in accruals and other expenses	489,000	-
Deferred tax assets	4,718,000	-
Valuation allowance	(4,718,000)	(-)
Net deferred tax assets	$-	$-

The Company had gross NOLs at December 31, 2021 of approximately $8,838,000 for federal and state tax purposes. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. in shares owned by any 50% owner. In addition, the NOL carry forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is likely that the utilization of the NOLs may be substantially limited.

Reconciliations of the difference between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2021 and 2020 were as follows (there was no difference for 2020 as the Company was incorporated in 2021):

	2021	2020
Federal tax at statutory rate	(21.0)%	-%
State tax benefits, net of federal benefit	(3.7)	-
Other	(3.0)	-
Change in valuation allowance	27.7	-
Income tax benefit	(-)%	-%

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2021, there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception and as such, tax years subject to potential tax examination could apply from 2021, the earliest year with a net operating loss carryover, because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2021 and 2020.

14. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of Common Stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive. These common share equivalents were as follows at December 31, 2021 and 2020:

	December 31,
	2021	2020
RSUs	197	-
Stock options	304	-
Warrants	1,271	-
Total	1,772	-

15. Subsequent Events

On January 3, 2022, previously disclosed RSUs granted to employees and directors vested. A total of 35,246 RSUs vested of which 29,614 were held by Company employees. RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the $12.09 closing price as of the vesting date (January 3, 2022) and a tax liability is calculated based on each individual’s tax bracket. As a result, on January 5, 2022, the Company recorded a tax liability of $92,000 for the employees and a corresponding tax liability for the Company of $14,000. In total, the Company paid $106,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 10,627 shares of Class A Common Stock shares owned by the Company’s employees upon vesting. The shares received have been transferred into the 2021 Incentive Plan.