Form 10-Q
period 2022-03-31
Longeveron Inc.
filed 2022-05-13
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 5,372,442 shares of Class A common stock, $0.001 par value per shares, and 15,565,062 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,132	$25,658
Short-term investments at fair value (cost of $8,449 and $9,471 at March 31, 2022 and December 31, 2021, respectively)	8,449	9,333
Prepaid expenses and other current assets	1,190	282
Accounts and grants receivable	96	55
Total current assets	31,867	35,328
Property and equipment, net	2,966	3,062
Intangible assets, net	2,361	2,334
Right-of-use (ROU) asset	1,745	1,813
Other assets	234	229
Total assets	$39,173	$42,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$561	$645
Accrued expenses	791	1,327
Current portion of lease liability	543	537
Deferred revenue	505	199
Total current liabilities	2,400	2,708
Long-term liabilities:
Lease liability	2,467	2,605
Total long-term liabilities	2,467	2,605
Total liabilities	4,867	5,313
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021.	-	-
Class A Common Stock, $0.001 par value per share, 84,295,000 shares authorized, 5,326,512 shares issued and outstanding at March 31, 2022; 5,175,361 issued and outstanding, at December 31, 2021	5	5
Class B Common Stock, $0.001 par value per share, 15,705,000 shares authorized, 15,585,062 shares issued and outstanding at March 31, 2022; 15,702,834 issued and outstanding, at December 31, 2021	16	16
Additional paid-in capital	81,833	81,470
Stock subscription receivable	(100)	(100)
Accumulated deficit	(47,448)	(43,938)
Total stockholders’ equity	34,306	37,453
Total liabilities and stockholders’ equity	$39,173	$42,766

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues
Grant revenue	$60	$211
Clinical trial revenue	310	165
Total revenues	370	376
Cost of revenues	70	227
Gross profit	300	149

Operating expenses
General and administrative	1,980	1,707
Research and development	1,427	1,350
Selling and marketing	287	550
Total operating expenses	3,694	3,607
Loss from operations	(3,394)	(3,458)
Other (expense) and income
Forgiveness of Paycheck Protection Program loan	-	300
Other (expense) income, net	(116)	47
Total other (expense) and income, net	(116)	347
Net loss	$(3,510)	$(3,111)
Basic and diluted net loss per share	$(0.17)	$(0.18)
Basic and diluted weighted average common shares outstanding	20,911,203	17,491,066

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In Thousands, Except Share Amounts)

(Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2021	-	$-	-	$-	-	$-	5,175,361	$5	15,702,834	$16	$(100)	$81,470	$(43,938)	$37,453
Conversion of Class B common stock for Class A common stock	-	-	-	-	-	-	117,772	-	(117,772)	-	-	-	-	-
Class A Common Stock, issued for RSUs vested	-	-	-	-	-	-	44,006	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested consulting	-	-	-	-	-	-	(10,626)	-	-	-	-	(128)	-	(128)
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	491	-	491
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,510)	(3,510)

Balance at March 31, 2022	-	$-	-	$-	-	$-	5,326,512	$5	15,585,062	$16	$(100)	$81,833	$(47,448)	$34,306

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity (Continued)

(In Thousands, Except Share Amounts)

(Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2020	1,000,000	$250	1,000,000	$(1,777)	62,764	$3,584	-	$-	-	$-	$(100)	$-	$-	$1.957
Conversion of Units into Class A and B common stock	(1,000,000)	(250)	(1,000,000)	1,777	(62,764)	(3,584)	338,030	-	15,702,834	16	-	28,934	(26,893)	-
Initial public offering and overallotment of Class A Common Stock, net of $2,969 in issuance costs	-	-	-	-	-	-	2,910,000	3	-	-	-	26,131	-	26,134
Class A Common Stock, issued for consulting	-	-	-	-	-	-	32,713	-	-	-	-	250	-	250
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	1,265	-	1,265
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,111)	(3,111)

Balance at March 31, 2021	-	$-	-	$-	-	$-	3,280,743	$5	15,702,834	$16	$(100)	$56,580	$(30,004)	$26,495

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,510)	$(3,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	195
Forgiveness of Paycheck Protection Program loan		(300)
Change in fair value of short-term investments	54	-
Equity issued for consulting services	-	119
Equity based compensation	491	1,265
Changes in operating assets and liabilities:
Accounts and grants receivable	(41)	420
Prepaid expenses and other current assets	(908)	(785)
Other assets	(57)	-
Accounts payable	(7)	(644)
Deferred revenue	306	375
Accrued expenses	(604)	(503)
ROU asset and lease liability	(64)	(63)
Net cash used in operating activities	(4,152)	(3,032)
Cash flows from investing activities
Proceeds from the sale of short-term investments	885	-
Acquisition of property and equipment	(47)	-
Acquisition of intangible assets	(71)	-
Net cash provided by investing activities	767	-
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions and expenses	-	26,696
Payments for taxes on RSUs vested	(141)	-
Repayments of short-term note payable	-	(19)
Net cash (used in) provided by financing activities	(141)	26,677
Change in cash and cash equivalents	(3,526)	23,645
Cash and cash equivalents at beginning of the period	25,658	816
Cash and cash equivalents at end of the period	$22,132	$24,461
Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of Series A, B and C units into Class A and B common stock	$-	$(2,057)
Vesting of RSUs into Class A Common Stock	$(379)	$-

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to the Condensed Financial Statements (Unaudited)

Three Month Periods Ended March 31, 2022 and 2021

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

On February 12, 2021, Longeveron, LLC converted its corporate form (the “Corporate Conversion”) from a Delaware limited liability company (Longeveron, LLC) to a Delaware corporation, Longeveron Inc. (the “Company,” “Longeveron” or “we,” “us,” or “our”). Longeveron, LLC was formed as a Delaware limited liability company on October 9, 2014 and was authorized on December 15, 2014 to transact business in Florida. The Company is a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions. The Company operates out of its leased facilities in Miami, Florida.

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

Initial Public Offering (“IPO”):

The Corporate Conversion undertaken immediately prior to the Company’s IPO caused all existing Series A and B units to convert into Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”) and all existing Series C units to convert into Class A Common Stock, par value $0.001 per share (the “Class A Common Stock”). The purpose of the Corporate Conversion was to reorganize the Company structure so that the entity that offered the Company’s Class A Common Stock to the public was a Delaware corporation rather than a Delaware limited liability company, and so that the Company’s existing investors own the Company’s Class A Common Stock or Class B Common Stock rather than equity interests in a limited liability company.

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

Liquidity:

Since inception, the Company has primarily been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the U.S. Food and Drug Administration (“FDA”), and has only generated revenues from grants, clinical trials and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company intends to continue its efforts to raise additional equity financing, develop its intellectual property, and secure regulatory approvals to commercialize its products. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s approved products, if any. These financial statements do not include adjustments that might result from the outcome of these uncertainties.

The Company has incurred recurring losses from operations since its inception, including a net loss of $3.5 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $47.4 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of March 31, 2022, the Company had cash, and cash equivalents of $22.1 million and short-term investments of $8.5 million. The Company believes that its cash and cash equivalents and investments as of March 31, 2022 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of presentation:

The financial statements of the Company were prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders’ equity or cash flows as previously reported.

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

Short-term investments:

Short-term investments at March 31, 2022 and December 31, 2021 consisted of marketable fixed income securities, primarily corporate bonds, as well as U.S. Government and agency obligations which are categorized as trading securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the statement of operations. Changes in net unrealized gains and losses are reported in the statement of operations within other income and losses, in the current period and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains and losses were not significant for the three months ended March 31, 2022 and 2021.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of March 31, 2022 and December 31, 2021 are certain to be collected, and no amount has been recognized for doubtful accounts. Maryland-TEDCO generally advance grant funds and therefore a receivable is not usually recognized. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	March 31, 2022	December 31, 2021
National Institutes of Health – Grant	$96	$55
Total	$96	$55

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three months ended March 31, 2022 and 2021.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the three months ended March 31, 2022 and 2021, the Company recognized $19,000 and nil of funds that were previously classified as deferred revenue, respectively.

Revenue recognition:

The Company recognizes revenue when performance obligations related to respective revenue streams are met. For Grant revenue, the Company considers the performance obligation met when the grant related expenses are incurred, or supplies and materials are received. The Company is paid in tranches pursuant to terms of the related grant agreements, and then applies payments based on regular expense reimbursement submissions to grantors. There are no remaining performance obligations or variable consideration once grant expense reporting to the grantor is complete. For Clinical trial revenue, the Company considers the performance obligation met when the participant has received the treatment. The Company usually receives prepayment for these services or receives payment at the time the treatment is provided, and there are no remaining performance obligations or variable consideration once the participant received the treatment. For Contract manufacturing revenue, the Company considers the performance obligation met when the contractual obligation and/or statement of work has been satisfied. Payment terms may vary depending on specific contract terms. There are no significant judgments affecting the determination of the amount and timing of revenue recognition.

Revenue by source (in thousands):

	Three months ended March 31,
	2022	2021
National Institutes of Health – Grant	$41	$-
Clinical trial revenue	310	165
Alzheimer’s Association – Grant	-	170
Maryland – TEDCO – Grant[1]	19	41
Total	$370	$376

[1]	Maryland Stem Cell Research Fund (MSCRF) - Maryland Technology Development Corporation (TEDCO)

The Company records cost of revenues based on expenses directly related to revenue. For Grants, the Company records allocated expenses for Research and development costs to a grant as a cost of revenues. For the Clinical trial revenue directly related expenses for that program are expensed as incurred. These expenses are similar to those described under “Research and development expense” below.

Research and development expense:

Research and development costs are charged to expense when incurred in accordance with ASC 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1) those activities that should be identified as research and development; 2) the elements of costs that should be identified with research and development activities, and the accounting for these costs; and 3) the financial statement disclosures related to them. Research and development costs include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

Following the Corporate Conversion, the Company's tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company's tax provision was $0 for the three months ended March 31, 2022 and 2021 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of March 31, 2022 and December 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

Comprehensive Loss

Comprehensive loss was equal to net loss for the three months ended March 31, 2022 and 2021.

3. Short-term investments

The following is summary of short-term investments that the Company measures at fair value:

	Fair Value at March 31, 2022
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	398,039	-	-	398,039
U.S. government agencies	-	1,207,746	-	1,207,746
Corporate and foreign bonds	-	6,842,936	-	6,842,936
Money market funds(1)	1,334,906	-	-	1,334,906
Total short-term investments	$1,732,945	$8,050,682	$-	$9,783,627

(1)	Money market funds are included in cash and cash equivalents in the balance sheet.

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	401,290	-	-	401,290
U.S. government agencies	-	1,424,477	-	1,424,477
Corporate and foreign bonds	-	7,507,705	-	7,507,705
Money market funds[2]	576,742	-	-	576,742
Total short-term investments	$978,032	$8,932,182	$-	$9,910,214

(2)	Money market funds are included in cash and cash equivalents in the balance sheet.

As of March 31, 2022 and December 31, 2021, the Company reported accrued interest receivable related to short-term investments of $57,064 and $52,484, respectively. These amounts are recorded in other assets on the Balance Sheets and are not included in the carrying value of the short-term investments.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	March 31, 2022	December 31, 2021
Leasehold improvements	10 years	$4,318	$4,318
Furniture/Lab equipment	7 years	1,770	1,724
Computer equipment	5 years	28	28
Software/Website	3 years	38	38
Total property and equipment		6,154	6,108
Less accumulated depreciation and amortization		3,188	3,046
Property and equipment, net		$2,966	$3,062

Depreciation and amortization expense amounted to approximately $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

5. Intangible assets, net

Major components of intangible assets as of March 31, 2022 are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(517)	$1,526
Patent Costs		686	-	686
Trademark costs		149	-	149
Total		$2,878	$(517)	$2,361

Major components of intangible assets as of December 31, 2021 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(473)	$1,570
Patent Costs		615	-	615
Trademark costs		149	-	149
Total		$2,807	$(473)	$2,334

Amortization expense related to intangible assets totaled less than $0.1 million for each of the three months ended March 31, 2022 and 2021.

Future amortization expense for intangible assets as of March 31, 2022 is approximately as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining 9 months)	$168
2023	224
2024	224
2025	224
2026	224
Thereafter	462
Total	$1,526

6. Leases

The Company records a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of March 31, 2022, the ROU asset and lease liability were approximately $1.7 million and $3.0 million, respectively. As of December 31, 2021, the ROU asset and lease liability were approximately $1.8 million and $3.1 million, respectively.

Future minimum payments under the operating leases as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining nine months)	$506
2023	687
2024	702
2025	718
2026	735
Thereafter	185
Total	3,533
Less: Interest	523
Present Value of Lease Liability	$3,010

During each of the three months ended March 31, 2022 and 2021, the Company incurred approximately $0.3 million of total lease costs, respectively that are included in the general and administrative expenses in the statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending June 30, 2021, with three optional one-year renewal periods, and $10,000 in monthly payments. For the three months ended March 31, 2022, $30,000 was recognized as sublease income, and is included in other income in the accompanying statements of operations.

7. Stockholders’ Equity

Class A Common Stock

On February 12, 2022, a total of 8,750 RSUs vested that were previously granted to members of the Company’s Board of Directors upon the completion of the IPO vested.

On January 3, 2022, a total of 35,246 RSUs vested that previously had been granted in connection with the Company’s IPO vested, of which 29,614 were held by Company employees. RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the $12.09 closing price as of the vesting date (January 3, 2022) and a tax liability is calculated based on each individual’s tax bracket. As a result, on January 5, 2022, the Company recorded a tax liability of $92,000 for the employees and a corresponding tax liability for the Company of $14,000. In total, the Company paid $106,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 10,627 shares of Class A Common Stock shares owned by the Company’s employees upon vesting. The shares received have been transferred into the 2021 Incentive Plan.

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

On October 1, 2021, a total of 35,256 RSUs granted to employees and directors vested, of which 33,022 were held by Company employees. RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the $3.65 closing price as of the vesting date (October 1, 2021) and a tax liability is calculated based on each individual’s tax bracket. As a result, on October 5, 2021, the Company recorded a tax liability of $452,000 for the employees and a corresponding tax liability for the Company of $38,000. In total, the Company paid $489,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 123,662 Class A Common Stock shares owned by the Company’s employees upon vesting. The shares withheld have been transferred into the 2021 Incentive Plan.

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

During the three months ended March 31, 2022, shareholders exchanged 117,772 shares of Class B common stock for 117,772 shares of Class A common stock.

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

As part of the November 2021 private placement, the Company issued 1,169,288 warrants to investors to purchase up to a number of shares of Class A Common Stock equal to the number of shares of Class A Common Stock purchased by such investor in the offering, at an exercise price of $17.50 per share. The Purchaser Warrants are immediately exercisable, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 46,722 shares of Class A Common Stock, at an exercise price of $17.50 per share.

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

On July 20, 2021, the Company granted a bonus for the completion of the IPO to Mr. Green, Mr. Lehr and Dr. Hare of $100,000, $75,000 and $75,000. The bonus was paid out in cash and RSUs with Mr. Green, Mr. Lehr and Dr. Hare receiving 8,223, 6,167 and 12,335 RSUs each, respectively. The RSU were issued based on a fair market value at the time of grant, July 20, 2021, of $6.08.

As of March 31, 2022 and December 31, 2021, the Company had 205,051 and 196,751, respectively RSUs outstanding (unvested).

RSU activity for the three months ended March 31, 2022 was as follows:

Number of RSUs
Outstanding at December 31, 2021	196,751
RSU granted	-
RSUs vested	44,006
RSUs converted to Class A common stock	(35,256)
RSU expired/forfeited	-
Outstanding at March 31, 2022	205,501

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

The fair value of the options issued are estimated using the Black-Scholes option-pricing model and have the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility of 95%; and risk-free interest rate based on the grant date ranging from of 1.23% to 2.14%. Each option grant made during 2021 will be expensed ratably over the option vesting periods, which approximates the service period.

As of March 31, 2022, the Company has recorded, issued and outstanding options to purchase a total of 410,075 shares of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $6.51 per share. Also, as of December 31, 2021, the Company has recorded issued and outstanding options to purchase a total of 304,449 shares of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $5.96 per share.

For the three months ended March 31, 2022:

Number of Stock Options
Stock options vested (based on ratable vesting)	56,762
Stock options unvested	353,313
Total stock options outstanding at March 31, 2022	410,075

For the year ended December 31, 2021:

Number of Stock Options
Stock options vested (based on ratable vesting)	59,773
Stock options unvested	244,676
Total stock options outstanding at December 31, 2021	304,449

Stock Option activity for the three months ended March 31, 2022 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	304,449	$5.96
Options granted	106,825	$8.05
Options exercised	-	-
Options expired/forfeited	(1,199)	$5.79
Outstanding at March 31, 2022	410,075	$6.51

On January 6, 2022, the Company granted awards of 84,825 Class A Common Stock options to employees. The stock option awards have four-year vesting periods, vesting 25% per year, and have an exercise price of $10.00. Based upon a Black-Scholes calculation, the price per share to be expensed was $8.78 and a total cost of $0.7 million would be expensed ratably over 48 months.

On March 14, 2022, the Company granted an award of 22,000 Class A Common Stock options to employees. The stock option award has a four-year vesting period, vesting 25% per year, and has an exercise price of $5.94. Based upon a Black-Scholes calculation, the price per share to be expensed was $5.23 and a total cost of less than $0.1 million would be expensed ratably over 48 months.

For the three months ended March 31, 2022 and 2021, the equity-based compensation expense amounted to approximately $0.5 million and $1.3 million, respectively, which is included in the research and development and general and administrative expenses in the statements of operations for three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the remaining unrecognized equity-based compensation (which includes RSUs and stock options) of approximately $3.6 million will be recognized over approximately 3.75 years.

9. Commitments and Contingencies

Master Services Agreements:

As of March 31, 2022, the Company had three active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of approximately $3.6 million over the next two years.

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

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its CSO. Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. As of March 31, 2022 and December 31, 2021, the Company had an accrued balance due to the CSO of $0.2 million.

On February 16, 2022, the Company entered into a ten-month extension to a consulting arrangement with GVC Strategies a Company owned by Neil Hare, a member of the Board of Directors and brother of Dr. Joshua Hare, to provide public relations services. Under the terms of this agreement GVC Strategies receives a $10,000 per month advance retainer. As of March 31, 2022 and December 31, 2021, the Company did not have an outstanding balance.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a Dr. Joshua Hare’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019 and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to 16,755 Class A common stock shares. As of March 31, 2022, and December 31, 2021, the Company owed less than $0.1 million, pursuant to this agreement, which is included in accounts payable in the accompanying March 31, 2022 and December 31, 2021 balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an exclusive license agreement with UM for the use of certain stem cell aging-related frailty technology rights developed by the CSO while employed at UM. The Company recorded the value of the membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay UM up to 3% of net sales on products or services developed from the technology. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. Under the agreement, the Company is required to pay an annual fee to UM. On December 11, 2017, the November 20, 2014 agreement with UM was amended. The amendment provided that for a $5,000 fee the dates of the milestone completions were amended and replaced as follows: (a) by December 31, 2021, to have completed Phase II clinical trials for the products; and (b) by September 1, 2025, to have completed Phase III clinical trials for products. In addition, one-year extensions may be granted on these milestone dates by making a payment of $5,000. Upon completion of the Phase II clinical trials, a milestone payment of $250,000 is due. Upon completion of the Phase III clinical trials, a milestone payment of $750,000 is due. As of March 31, 2022, the Company had accrued $46,667 based on the terms of the agreement. In addition, on November 14, 2014, as required by the license agreement the Company issued 20,000 series C membership units valued at $0.5 million to UM. The Company recorded this $500,000 as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years.

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

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty, 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the three months ended March 31, 2022 or year ended December 31, 2021 pertaining to this agreement.

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

Contingencies – COVID-19 Pandemic

The COVID-19 outbreak has adversely impacted, and could continue to adversely impact the Company’s ability to conduct business in the future. In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, COVID-19, in China. As the COVID-19 pandemic evolved, national and local governments enacted various measures, including travel restrictions or bans, restrictions on events or gatherings, temporary closure of non-essential businesses, “social distancing” requirements, vaccine and mask mandates, and various other requirements designed to slow the spread of COVID-19. While many of these measures have been eased, the extent, severity, and overall duration of the pandemic, including its phases of resurgence and the introduction of new variants, some of which may be more transmissible or virulent, are unknown. The impacts and potential impacts from the COVID-19 pandemic and associated protective measures that have had, continue to have, or could directly or indirectly have, a material adverse effect on our business include:

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

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 will continue to impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, and the Company cannot provide any assurance that the ongoing pandemic will not have a material adverse impact on the Company’s operations or future results, or filings with regulatory health authorities.

The Company continues to monitor how the COVID-19 pandemic is affecting the Company’s employees, business, and clinical trials. In response to the spread of COVID-19, the Company instructed all employees who could perform their essential employment duties from home to do so. The Company’s laboratory scientists, cell processing scientists and other manufacturing personnel continued to work from the Company GMP facility on a day-to-day basis, and as such cell production was minimally impacted. When the pandemic began to emerge in the U.S., most of the Company’s ongoing clinical trials had completed enrollment, however a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because the Company primarily enrolls elderly subjects in the trials, who are at particular risk for poor outcomes related to COVID-19 infection, the Company experienced some disruption in executing the follow-up visits in Company protocols and the Company may continue to experience difficulty in enrolling elderly subjects in upcoming trials due to ongoing risk. While the Company believes the number of instances where a visit was missed completely is small, the Company cannot predict whether this will have a material impact on the Company clinical results in the future. If too many subjects drop-out or the protocol is no longer effective, the Company may have to restart the clinical trial entirely.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $32,000 and $16,000 to the Plan during the year ended March 31, 2022 and 2021, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended March 31,
	2022	2021
Equity awards	610	869
Warrants	1,271	106
Total	1,881	975

12. Subsequent Events

On April 4, 2022, the Company appointed K. Chris Min, M.D., Ph.D. as its Chief Medical Officer. Dr. Min’s employment agreement provides annual base salary of $350,000, and he will be eligible to receive a performance bonus equal to 30% of his base salary, prorated for his first year of employment. Dr. Min received a $60,000 signing bonus, with 50% of this amount paid in RSUs and 50% in stock options. Dr. Min also received two equity incentive awards; 150,000 RSUs and a stock option award exercisable for 50,000 shares. Each award will vest 25% upon the first year anniversary of his first day of employment with Longeveron, with 25% vesting thereafter on the second, third and fourth anniversaries of his employment. In each case, the vesting of the equity awards will be subject to Dr. Min’s continued service through the applicable vesting dates. RSUs shall be expensed on a quarterly basis at the rate of $0.1 million for the quarterly vesting amount of 9,375 RSUs, with a price per share of $12.85 (the closing price of the Company’s stock on April 4, 2022). Stock options shall be expensed based upon a Black-Scholes calculation, the price per share to be expensed was $11.34 and a total cost of $0.6 million would be expensed ratably over 48 months.

On May 3, 2022, Geoff Green, the Company’s Chief Executive Officer (“CEO”) provided notice of his intention to step down from his position, effective June 1, 2022. In connection with Mr. Green’s departure, the Board of Directors has unanimously appointed Dr. Min to serve as interim CEO beginning June 1, 2022, until such time as a permanent successor has been identified.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statements contained in this report include, but are not limited to, statements about:

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

The forward-looking statements contained in this 10-Q are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this 10-Q is filed with the Securities and Exchange Commission (the “SEC”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this 10-Q is filed. In addition, this discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this 10-Q and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022 (“2021 10-K”). Operating results are not necessarily indicative of results that may occur in future periods.

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

●	Advance Lomecel-B and other regenerative medicine products to market. We are advancing Lomecel-B into later stage clinical trials for the purpose of achieving commercialization in one or more indications. Our studies throughout the clinical development process are intended to generate safety and efficacy data needed to advance these programs, and establish foundations for subsequent development and expansion into new areas. We will continue to leverage our technical and clinical expertise, and relationships with clinical investigators, treatment centers, and other key stakeholders, to explore new opportunities.

●	Expand our manufacturing capabilities to commercial-scale production. We operate a good manufacturing practice (GMP) – compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy future commercial demand should Lomecel-B achieve commercialization.

●	Non-dilutive funding. Our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.9 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the NIH, Alzheimer’s Association, and Maryland Stem Cell Research Fund (MSCRF). These prestigious funding awards are non-dilutive and allow us to collaborate with state and federal partners in pursuing safe and effective therapeutics for disorders that have few, if any, available approved treatments.

●	Continue to develop our existing international programs. We have selected Japan as our first non-U.S. territory for a randomized, double-blinded, placebo-controlled clinical trial to evaluate Lomecel-B for Aging Frailty. We may explore other indications in Japan, and potentially pursue Aging Frailty and other indications in additional international locations for further development and commercialization.

●	Collaboration arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, commercialization or other collaboration agreements for the purpose of commercializing Lomecel-B and other products domestically and internationally.

●	Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we continue to actively explore promising potential additions to our pipeline of product candidates.

●	Continue to expand our intellectual property portfolio. Our intellectual property is vitally important to our business strategy, and we take significant steps to develop this property and protect its value. Results from our ongoing research and development efforts are intended to add to our existing intellectual property portfolio.

Impact of COVID-19 Pandemic

We continue to monitor how the COVID-19 pandemic is affecting our employees, business, and clinical trials. During the initial stages associated with the spread of COVID-19, we instructed all employees who could perform their essential employment duties from home to do so. Our laboratory scientists, cell processing scientists and other manufacturing personnel continued to work from our GMP facility and headquarters on a day-to-day basis, and as such cell production has been minimally impacted. When the pandemic began to emerge in the U.S., most of our ongoing clinical trials had completed enrollment. However, a few subjects that were currently on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because we primarily enroll elderly subjects in our trials, who are at particular risk for poor outcomes related to COVID-19 infection, we experienced some disruption in executing the follow-up visits in our protocols. These disruptions were due to a number of reasons that include an unwillingness of the subject to leave their residence to visit the hospital or clinic, the inability to leave their residence due to regional “stay-at-home” orders, and temporary clinical site closures. We have attempted to mitigate this disruption by conducting remote visits where feasible (telemedicine), arranging for in-home visits for phlebotomy in order to collect blood samples and perform protocol-specific assessments if feasible, and amending protocols to increase the window of time for follow-up visits. In spite of these efforts, several subjects either missed their scheduled follow up visit, had their follow up visit outside of the protocol-defined window of time, or dropped out of the trial prior to completing. While we believe the number of instances where a visit was missed completely is small, we cannot predict whether this will have a material impact on our clinical results until the data from the trials are analyzed. If too many subjects drop-out or the protocol is no longer effective, we may have to restart the clinical trial entirely.

In July 2020 the Bahamian government halted travel from the U.S. into The Bahamas, which resulted in the temporary cessation of participation in The Bahamas Registry Trial. While this travel restriction has now been lifted, participation in the Registry Trial remains lower than anticipated, due in part to pandemic-related effects on international travel.

Presently, several Longeveron employees continue to work from home either full time, or through a hybrid schedule, and we anticipate that this will continue for the foreseeable future. We expect that the COVID-19 pandemic may continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic concentration and continued spread of the disease, the duration of the pandemic, travel restrictions to and social distancing within the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, and the effectiveness of the global response to contain and treat the disease.

Recent Developments

Lomecel-B for Alzheimer’s Disease:

●	In January 2022, we initiated enrollment of a 48-patient, 4-arm, parallel design, randomized (1:1:1:1) Phase 2a clinical trial of Lomecel-B infusion in patients with mild Alzheimer’s disease. This study is intended to evaluate the safety of single and multiple administrations of Lomecel-B compared to placebo according to the following treatment groups:

o	Group 1 (n=12): Placebo infusion (zero cells) on day 0, weeks 4, 8 and 12

o	Group 2 (n=12): Lomecel-B infusion (25 million cells) on day 0, followed by placebo infusions at Weeks 4, 8 and 12

o	Group 3 (n=12): Lomecel-B infusion (25 million cells) on day 0, weeks 4, 8, and 12

o	Group 4 (n=12): Lomecel-B infusion (100 million cells) on day 0, weeks 4, 8, and 12

●	Other endpoints in the Phase 2a trial include brain volumetry by MRI, biomarkers relevant to inflammation and endothelial/vascular systems, and measures of cognitive function. We currently plan to activate up to 12 clinical sites to facilitate enrollment, and intend to provide updates on anticipated enrollment rates as additional sites are activated, as well as trial completion guidance at a later date. Further details about the trial design can be found on clinicaltrials.gov by entering trial identifier NCT05233774.

●	On March 31, 2022, we announced the publication of a manuscript in Alzheimer’s & Dementia: The Journal of the Alzheimer’s Association® detailing the previously completed and announced Phase 1 Alzheimer’s disease trial results.

Lomecel-B for Hypoplastic Left Heart Syndrome (HLHS):

●	The ELPIS II trial (Phase 2a) continues to enroll infants in the 38-patient, 2-arm, parallel design, randomized (1:1), blinded controlled trial intended to evaluate the safety and efficacy of Lomecel-B injection into the right ventricle of children born with HLHS who are undergoing Stage II reconstructive cardiac surgery. All seven planned clinical sites have now been activated for screening and enrollment and additional sites are being considered.

●	We anticipate that a manuscript detailing the full Phase 1 (“ELPIS I”) trial results (the top-line data having been previously announced on September 9, 2021), to be submitted to a peer-reviewed journal, with acceptance and publication currently anticipated in 2022.

Lomecel-B for Aging Frailty:

●	The planned Japanese Aging Frailty Phase 2 trial is currently on track to initiate in the first half of 2022. This is an investigator-initiated 3-arm, parallel design, randomized (1:1:1), placebo-controlled, double-blind single infusion study of two different dose levels of Lomecel-B being conducted by our clinical partners at the National Center for Geriatrics & Gerontology (NCGG; Nagoya), and Juntendo University Hospital (Tokyo).

●	Top-line results from the Phase 1/2 “HERA” Aging Frailty trial are currently expected to be disclosed in the first half of 2022. The HERA Trial is a small multicenter, randomized, placebo-controlled study intended primarily to evaluate safety, and to explore the effect Lomecel-B may have on specific biomarkers of immune system function in older individuals with mild to moderate Aging Frailty who received the high dose influenza vaccine, as well as evaluate potential effects of Lomecel-B on other signs and symptoms of Aging Frailty.

●	On January 12, 2022 Longeveron announced publication of the Lomecel-B Phase 2b Aging Frailty trial design in The Journal of Aging and Frailty titled: “The Design and Rationale of a Phase 2b, Randomized, Double-Blinded, and Placebo-Controlled Trial to Evaluate the Safety and Efficacy of Lomecel-B in Older Adults with Frailty.”

Lomecel-B for Acute Respiratory Distress Syndrome (ARDS) caused by either Covid-19 or Influenza Infection:

●	The two-cohort, 70 patient (35 patients per cohort) Phase 1 trial continues to screen subjects at three participating centers in the U.S. Screening and enrollment for this study has been slower than expected due mainly to fewer hospitalizations related to ARDS. It is anticipated that screening will continue through 2022.

Components of Our Results of Operations

Revenue

We have generated revenue from three sources:

●	Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 we have been directly awarded approximately $11.9 million in grants, with details of these awards provided under the heading “Grant Awards” below.

●	The Bahamas Registry Trial. Participants in The Bahamas Registry Trial pay us a fee to receive Lomecel-B, imported by us into The Bahamas, and administered at one of two private medical clinics in Nassau. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms received from the National Stem Cell Ethics Committee, we are permitted to charge a fee for participation in the Registry Trial. The fee is recognized as revenue, and is used to pay for the costs associated with manufacturing and testing of Lomecel-B, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. Lomecel-B is considered an investigational treatment in The Bahamas and not licensed for commercial sale.

●	Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities.

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

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730 Research and Development, ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1. those activities that should be identified as research and development; 2. the elements of costs that should be identified with research and development activities, and the accounting for these costs; and 3. the financial statement disclosures related to them. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including CROs and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Increase
	2022	2021	(Decrease)
Revenues	$370	$376	$(6)
Cost of revenues	70	227	157
Gross profit	300	149	151
Expenses
General and administrative	1,980	1,707	273
Research and development	1,427	1,350	77
Selling and marketing	287	550	(263)
Total operating expenses	3,694	3,607	87

Loss from operations	(3,394)	(3,458)	64
Forgiveness of Paycheck Protection Program loan	-	300	(300)
Other (expense) income	(116)	47	(162)
Net loss	$(3,510)	$(3,111)	$(399)

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the three months ended March 31, 2022 and 2021 were approximately $0.4 million. Revenues for the three months ended March 31, 2022 were approximately the same when compared to the same period in 2021. Grant revenue for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively. Grant revenue for the three months ended March 31, 2022 was approximately $0.1 million, or 72% lower when compared to the same period in 2021, primarily due to a reduction in grant funds available due to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively. Clinical trial revenue for the three months ended March 31, 2022 was approximately $0.1 million, or 88%, higher when compared to the same period in 2021. During the first quarter of 2022, clinical trial revenue increased as a result of reduced COVID-19 travel restrictions, which were more prevalent in the first quarter of 2021.

Related cost of revenues was approximately $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Cost of revenues for the three months ended March 31, 2022 was approximately $0.1 million, or 69%, lower when compared to the same period in 2021, primarily due to lower cost of revenues for grants incurred in 2021 and lower costs related to the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.3 million for the three months ended March 31, 2022, an increase of approximately $0.2 million, or 102%, when compared with a gross profit of approximately $0.1 million for the same period in 2021.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2022 increased to approximately $2.0 million, compared to $1.7 million for the same period in 2021. The increase of approximately $0.3 million, or 16%, was primarily related to an increase in compensation and insurance costs. During the three months ended March 31, 2022 expenses for compensation, insurance and professional services increased by $0.8 million when compared to the same period in 2021. Equity based compensation allocated to general and administrative expenses decreased from $0.9 million for the three months ended March 31, 2021 to $0.4 million for the same period in 2022.

Research and Development Expenses: Research and development expenses for the three months ended March 31, 2022, increased to approximately $1.4 million, from approximately $1.3 million for the same period in 2021. The increase of $0.1 million, or 6%, was primarily due to an increase in research and development expenses that were not reimbursable by grants, Equity based compensation allocated to research and development expenses decreased from $0.4 million for the three months ended March 31, 2021 compared to $0.1 million for the same period in 2022. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended March 31,
	2022	2021
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$441	$376
Supplies and costs to manufacture Lomecel-B	87	111
Employee compensation and benefits	510	171
Equity-based compensation	98	443
Depreciation	143	179
Amortization	44	14
Travel	6	7
Other activities	98	49
	$1,427	$1,350

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended March 31, 2022 and 2021 were approximately $0.3 million and $0.5 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Forgiveness of Paycheck Protection Program loan: Forgiveness of the Paycheck Protection Program loan for the three months ended March 31, 2022, decreased to approximately $0 million, compared to $0.3 million for the same period in 2021. The decrease of $0.3 million, or 100% was due to the non-recurring nature of the forgiveness of the PPP loan.

Other (Expense) Income: Other expense for the three months ended March 31, 2022 was $0.1 million. Other expense consisted of an unrealized loss of $0.1 million from short-term investments. For the three months ended March 31, 2021 other income was primarily the result of $30,000 received in rental payments recorded from a sublease and $17,000 from a gain resulting from an equity exchange.

Net Loss: Net loss increased to approximately $3.5 million for the three months ended March 31, 2022, from a net loss of 3.1 million for the same period in 2021. The increase in the net loss of $0.4 million, or 13%, was for reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,152)	$(3,032)
Net cash provided by investing activities	767	-
Net cash (used in) provided by financing activities	(141)	26,677
Change in cash and cash equivalents	$(3,526)	$23,645

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2022 was $4.2 million, consisting primarily of our net loss of $3.5 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses and $0.9 million in prepaid insurance expenses. Net cash used in operating activities for the three months ended March 31, 2021 was $3.0 million, consisting primarily of our net loss of $3.1 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses. including $1.3 million of equity based compensation recorded for the RSUs granted.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2022 was $0.8 million consisting primarily of an increase in short-term investments. Net cash used in investing activities for the three months ended March 31, 2021 was nil because there were no purchases of property and equipment and capitalized intangible costs.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2022 was $0.1 million for the payment of taxes upon vesting of RSUs. For the three months ended March 31, 2021, cash provided by financing activities was $26.7 million consisting of: $26.1 million in net proceeds received from our IPO.

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

To date, we have financed our operations primarily through our IPO, private equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $77.2 million in gross proceeds from the issuance of equity. As of March 31, 2022, the Company had cash, and cash equivalents of $22.1 million, short-term investments of $8.5 million and working capital of approximately $29.5 million.

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

On December 3, 2021, we closed our 2021 private investment in public equity (PIPE) Offering, whereby we undertook a private purchase and sale to certain accredited investors of an aggregate of 1,169,288 shares of our Class A Common Stock and Purchase Warrants to purchase 1,169,288 shares of Class A Common Stock at an initial exercise price of $17.50 per share, resulting in aggregate gross proceeds of $20.5 million prior to deducting fees and offering expenses. We also issued Representative Warrants, exercisable for 46,772 shares of Class A Common Stock to affiliates of Placement Agent with an exercise price of $17.50 per share. The shares of Class A Common Stock issued pursuant to the 2021 PIPE Offering and underlying the warrants were subsequently registered by us on a Form S-1 Registration Statement, which was declared effective on December 22, 2021.

Grant Awards

From inception through March 31, 2022, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred, or supplies and materials are received. As of March 31, 2022, and December 31, 2021, the amount of unused grant funds that were available for us to draw was approximately $0.7 million and $0.8 million, respectively.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

In order to meet our operational goals, we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing will likely result in dilution to stockholders, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Contractual Obligations and Commitments

As of March 31, 2022, we have $3.0 million in operating lease obligations and $3.6 million in contract research organization obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

While our significant accounting policies are described in more detail in the notes to our financial statements included in the 2021 10-K, we believe that the following accounting policies are those most critical due to the judgments and estimates used in the preparation of our financial statements.

Intangible assets. Intangible assets include payments on license agreements with our co-founder and CSO and UM and legal costs incurred related to patents and trademarks. License agreements have been recorded at the value of cash consideration and/or estimated value of membership units transferred to the respective parties when acquired. Payments on license agreements are amortized using the straight-line method over the estimated useful life of 20 years. Patents are amortized over their estimated useful life, once issued. We consider trademarks to have an indefinite useful life and evaluate them for impairment on an annual basis. Amortization expense is recorded in the research and development line of the Statement of Operations as the assets are primarily related to our clinical programs.

Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Management determined that there was no impairment of long-lived assets during the three months ended March 31, 2022 and 2021.

Deferred revenue. The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the three months ended March 31, 2022 and 2021, the Company recognized $19,000 and nil of funds that were previously classified as deferred revenue, respectively.

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

We recognize revenue when performance obligations related to respective revenue streams are met. For Grant Revenue, we consider the performance obligation met when the grant related expenses are incurred, or supplies and materials are received. For clinical trial revenue, we consider the performance obligation met when the participant has received the therapy. For Contract Manufacturing Revenue, we consider the performance obligation met when the contractual obligation and/or statement of work has been satisfied.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, which is a law intended to encourage funding of small businesses in the U.S. by easing many of the country’s securities regulations, and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which generally is when a company has more than $700 million in market value of its reported class of stock held by non-affiliates and has been a public company for at least 12 months and has filed at least one Annual Report on Form 10-K.

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited financial statements included in Item 1 of this 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 10-K.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

As previously disclosed in our 10-Q filed with the SEC on November 12, 2021, a securities class action lawsuit was filed on September 13, 2021 against the Company and certain of our directors and officers in the United States District Court for the Southern District of Florida. On April 26, 2022, plaintiff filed an amended complaint with substantially similar allegations. The complaint, as amended, alleges that there were materially false and misleading statements made (or omissions of material information) in the Company’s initial public offering documents and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of federal securities laws. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during said period.

Item 1A. Risk Factors.

The following disclosure supplements the discussion of certain risks and uncertainties previously disclosed in our 2021 10-K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business, results of operations, financial position or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2022	10,626	$12.09	10,626	165,417
February 2022	-	-	-	-
March 2022	-	-	-	-
Total	10,626	$12.09	$12.09	165,417

On January 3, 2022, The Company net withheld 10,626 class A common stock shares from employees that had vested to cover taxes as a result of RSUs vesting. The Company does not have a formal plan to net withhold but has decided at each vesting date to determine if such strategy is feasible to execute.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Employment Agreement between Longeveron Inc. and K. Chris Min, M.D., Ph.D., incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed April 5, 2022.

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: May 13, 2022	/s/ Geoff Green
Geoff Green
Chief Executive Officer
(principal executive officer)

Date: May 13, 2022	/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial and accounting officer)