Form 10-Q
period 2022-06-30
Longeveron Inc.
filed 2022-08-12
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-40060

Longeveron Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2174146
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

As of August 12, 2022, the registrant had 5,925,935 shares of Class A common stock, $0.001 par value per shares, and 15,061,085 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,224	$25,658
Short-term investments at fair value (cost of $7,081 and $9,471 at June 30, 2022 and December 31, 2021, respectively)	6,837	9,385
Prepaid expenses and other current assets	1,041	282
Accounts and grants receivable	136	55
Total current assets	28,238	35,380
Property and equipment, net	2,835	3,062
Intangible assets, net	2,358	2,334
Right-of-use (ROU) asset	1,675	1,813
Other assets	219	177
Total assets	$35,325	$42,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$327	$645
Accrued expenses	823	1,327
Current portion of lease liability	550	537
Estimated lawsuit liability	1,398	-
Deferred revenue	520	199
Total current liabilities	3,618	2,708
Long-term liabilities:
Lease liability	2,326	2,605
Total long-term liabilities	2,326	2,605
Total liabilities	5,944	5,313
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021.	-	-
Class A Common Stock, $0.001 par value per share, 84,295,000 shares authorized, 5,925,935 shares issued and outstanding at June 30, 2022; 5,175,361 issued and outstanding, at December 31, 2021	6	5
Class B Common Stock, $0.001 par value per share, 15,705,000 shares authorized, 15,061,085 shares issued and outstanding at June 30, 2022; 15,702,834 issued and outstanding, at December 31, 2021	15	16
Additional paid-in capital	82,532	81,470
Stock subscription receivable	(100)	(100)
Accumulated deficit	(53,072)	(43,938)
Total stockholders’ equity	29,381	37,453
Total liabilities and stockholders’ equity	$35,325	$42,766

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Clinical trial revenue	$340	$214	$650	$379
Grant revenue	126	275	186	486
Total revenues	466	489	836	865
Cost of revenues	306	281	376	508
Gross profit	160	208	460	357

Operating expenses
General and administrative	2,427	3,257	4,407	4,963
Research and development	1,720	1,960	3,147	3,310
Selling and marketing	234	53	521	605
Total operating expenses	4,381	5,270	8,075	8,878
Loss from operations	(4,221)	(5,062)	(7,615)	(8,521)
Other (expense) and income
Non-operating Lawsuit expense	(1,398)	-	(1,398)	-
Forgiveness of Paycheck Protection Program loan	-	-	-	300
Interest expense	-	(2)	-	(2)
Other expense, net	(5)	54	(121)	100
Total other income and (expenses), net	(1,403)	52	(1,519)	400
Net loss	$(5,624)	$(5,010)	$(9,134)	$(8,121)
Basic and diluted net loss per share	$(0.27)	$(0.26)	$(0.44)	$(0.44)
Basic and diluted weighted average common shares outstanding	20,943,897	19,005,007	20,927,640	18,252,219

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Member’s Equity and Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021
 (In Thousands, Except Share Amounts)
(Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2021	-	$-	-	$-	-	$-	5,175,361	$5	15,702,834	$16	$(100)	$81,470	$(43,938)	$37,453
Conversion of Class B common stock for Class A common stock	-	-	-	-	-	-	641,749	1	(641,749)	(1)	-	-	-	-
Class A Common Stock, issued for RSUs vested	-	-	-	-	-	-	131,959	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested consulting	-	-	-	-	-	-	(23,507)	-	-	-	-	(294)	-	(294)
Class A Common Stock Options Exercised	-	-	-	-	-	-	374	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	1,356	-	1,356
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,134)	(9,134)
Balance at June 30, 2022	-	$-	-	$-	-	$-	5,925,935	$6	15,061,085	$15	$(100)	$82,532	$(53,072)	$29,381

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2020	1,000,000	$250	1,000,000	$(1,777)	62,764	$3,584	-	$-	-	$-	$(100)	$-	$-	$1.957
Conversion of Units into Class A and B common stock	(1,000,000)	(250)	(1,000,000)	1,777	(62,764)	(3,584)	338,030	-	15,702,834	16	-	28,934	(26,893)	-
Initial public offering and overallotment of Class A Common Stock, net of $2,969 in issuance costs	-	-	-	-	-	-	2,910,000	3	-	-	-	26,131	-	26,134
Class A Common Stock, issued for consulting	-	-	-	-	-	-	163,766	-	-	-	-	1,197	-	1,197
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	3,483	-	3,483
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(8,121)	(8,121)
Balance at June 30, 2021	-	$-	-	$-	-	$-	3,411,796	$3	15,702,834	$16	$(100)	$59,745	$(35,014)	$24,650

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Member’s Equity and Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(In Thousands, Except Share Amounts)
(Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at March 31, 2022	-	$-	-	$-	-	$-	5,326,512	$5	15,585,062	$16	$(100)	$81,833	$(47,448)	$34,306
Conversion of Class B common stock for Class A common stock	-	-	-	-	-	-	523,977	1	(523,977)	(1)	-	-	-	-
Class A Common Stock, issued for RSUs vested	-	-	-	-	-	-	87,953	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested consulting	-	-	-	-	-	-	(12,881)	-	-	-	-	(166)	-	(166)
Class A Common Stock Options Exercised	-	-	-	-	-	-	374	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	865	-	865
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,624)	(5,624)
Balance at June 30, 2022	-	$-	-	$-	-	$-	5,925,935	$6	15,061,085	$15	$(100)	$82,532	$(53,072)	$29,381

							Class A		Class B
	Series A Units		Series B Units		Series C Units		Common Stock		Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at March 31, 2021	-	$-	-	$-	-	$-	3,280,743	$3	15,702,834	$16	$(100)	$56,580	$(30,004)	$26,495
Class A Common Stock, issued for consulting	-	-	-	-	-	-	131,053	-	-	-	-	946	-	946
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	2,219	-	2,219
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,010)	(5,010)
Balance at June 30, 2021	-	$-	-	$-	-	$-	3,411,796	$3	15,702,834	$16	$(100)	$59,745	$(35,014)	$24,650

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(9,134)	$(8,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417	446
Forgiveness of Paycheck Protection Program loan	-	(300)
Change in fair value of short-term investments	123	(22)
Equity issued for consulting services	170	264
Equity-based compensation	1,186	3,483
Non-operating Lawsuit expense	1,398	-
Changes in operating assets and liabilities:
Accounts and grants receivable	(82)	291
Prepaid expenses and other current assets	(759)	(541)
Other assets	(42)	-
Accounts payable	(241)	(1,389)
Deferred revenue	321	220
Accrued expenses	(504)	(188)
ROU asset and lease liability	(280)	(127)
Net cash used in operating activities	(7,427)	(5,984)
Cash flows from investing activities
Proceeds from the sale (purchases) of short-term investments	2,497	(4,533)
Acquisition of property and equipment	(125)	-
Acquisition of intangible assets	(90)	(124)
Net cash provided by (used in) investing activities	2,282	(4,657)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions and expenses	-	26,696
Payments for taxes on RSUs vested	(289)	-
Repayments of short-term note payable	-	(38)
Net cash (used in) provided by financing activities	(289)	26,658
Change in cash and cash equivalents	(5,434)	16,017
Cash and cash equivalents at beginning of the period	25,658	816
Cash and cash equivalents at end of the period	$20,224	$16,833
Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of Series A, B and C units into Class A and B common stock	$-	$(2,057)
Vesting of RSUs into Class A Common Stock	$(1,017)	$-

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to the Condensed Financial Statements (Unaudited)

Three and Six Month Periods Ended June 30, 2022 and 2021

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

The Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Condensed Financial Statements and Notes should be read in conjunction with the Financial Statements and Notes thereto in the Company’s 2021 Form 10-K Annual Report.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $9.1 million and $8.1 million for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $53.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of June 30, 2022, the Company had cash, and cash equivalents of $20.2 million and short-term investments of $6.8 million. The Company believes that its cash and cash equivalents and investments as of June 30, 2022 will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of these financial statements.

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

Accounting Standard Updates

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740).” The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021 with no material impact on our financial statements.

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

Short-term investments:

Short-term investments at June 30, 2022 and December 31, 2021 consisted of marketable fixed income securities, primarily corporate bonds, as well as U.S. Government and agency obligations which are categorized as trading securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the statement of operations. Changes in net unrealized gains and losses are reported in the statement of operations within other income and losses, in the current period and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains and losses were not significant for the three and six months ended June 30, 2022 and 2021.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of June 30, 2022 and December 31, 2021 are certain to be collected, and no amount has been recognized for doubtful accounts. Maryland-TEDCO generally advances grant funds and therefore a receivable is not usually recognized. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	June 30, 2022	December 31, 2021
National Institutes of Health – Grant	$136	$55
Total	$136	$55

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and six months ended June 30, 2022 and 2021.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the six months ended June 30, 2022 and 2021, the Company recognized $0.1 million and $0, respectively of funds that were previously classified as deferred revenue ($0.1 million and $0.4 million, respectively for the three months ended June 30, 2022 and 2021, respectively).

Revenue recognition:

The Company recognizes revenue when performance obligations related to respective revenue streams are met. For Grant revenue, the Company considers the performance obligation met when the grant related expenses are incurred or supplies and materials are received. The Company is paid in tranches pursuant to terms of the related grant agreements, and then applies payments based on regular expense reimbursement submissions to grantors. There are no remaining performance obligations or variable consideration once grant expense reporting to the grantor is complete. For Clinical trial revenue, the Company considers the performance obligation met when the participant has received the treatment. The Company usually receives prepayment for these services or receives payment at the time the treatment is provided, and there are no remaining performance obligations or variable consideration once the participant receives the treatment. For Contract manufacturing revenue, the Company considers the performance obligation met when the contractual obligation and/or statement of work has been satisfied. Payment terms may vary depending on specific contract terms. There are no significant judgments affecting the determination of the amount and timing of revenue recognition.

Revenue by source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
National Institute of Health - grant	$41	$130	$82	$130
Clinical trial revenue	340	214	650	379
Alzheimer’s Association grant	-	91	-	261
MSCRF – TEDCO[1] - grant	85	54	104	95
Total	$466	$489	$836	$865

[1]	Maryland Stem Cell Research Fund (MSCRF) - Maryland Technology Development Corporation (TEDCO)

The Company records cost of revenues based on expenses directly related to revenue. For Grants, the Company records allocated expenses for Research and development costs to a grant as a cost of revenues. For the Clinical trial revenue, directly related expenses for that program are expensed as incurred. These expenses are similar to those described under “Research and development expense” below.

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

Following the Corporate Conversion, the Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three and six months ended June 30, 2022 and 2021 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of June 30, 2022 and December 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to a taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

Neither the Company’s stock options nor its restricted stock units (“RSUs”) trade on an active market. Volatility is a measure of the amount by which a financial variable, such as a stock price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of similar publicly traded companies that are in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted. The expected life is the period of time that the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company has insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

Comprehensive Loss

Comprehensive loss was equal to net loss for the three and six months ended June 30, 2022 and 2021.

3. Short-term investments

The following is summary of short-term investments that the Company measures at fair value:

	Fair Value at June 30, 2022
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	96,746	-	-	96,746
U.S. government agencies	-	1,100,676	-	1,100,676
Corporate and foreign bonds	-	5,639,552	-	5,639,552
Money market funds(1)	2,934,290	-	-	2,934,290
Total short-term investments	$3,031,036	$6,740,228	$-	$9,771,264

(1)	Money market funds are included in cash and cash equivalents in the balance sheet.

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	401,290	-	-	401,290
U.S. government agencies	-	1,424,477	-	1,424,477
Corporate and foreign bonds	-	7,507,705	-	7,507,705
Money market funds(1)	576,742	-	-	576,742
Total short-term investments	$978,032	$8,932,182	$-	$9,910,214

(2)	Money market funds are included in cash and cash equivalents in the balance sheet.

As of June 30, 2022 and December 31, 2021, the Company reported accrued interest receivable related to short-term investments of $42,194 and $21,823, respectively. These amounts are recorded in other assets on the Balance Sheets and are not included in the carrying value of the short-term investments.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	June 30, 2022	December 31, 2021
Leasehold improvements	10 years	$4,322	$4,318
Furniture/Lab equipment	7 years	1,801	1,724
Computer equipment	5 years	37	28
Software/Website	3 years	38	38
Total property and equipment		6,198	6,108
Less accumulated depreciation and amortization		3,363	3,046
Property and equipment, net		$2,835	$3,062

Depreciation and amortization expense amounted to approximately $0.1 million for each of the three month periods ended June 30, 2022 and 2021, and $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

5. Intangible assets, net

Major components of intangible assets as of June 30, 2022 are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(573)	$1,470
Patent Costs		733	-	733
Trademark costs		155	-	155
Total		$2,931	$(573)	$2,358

Major components of intangible assets as of December 31, 2021 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(473)	$1,570
Patent Costs		615	-	615
Trademark costs		149	-	149
Total		$2,807	$(473)	$2,334

Amortization expense related to intangible assets amounted to approximately $0.1 million for each of the three and six month periods ended June 30, 2022 and 2021.

Future amortization expense for intangible assets as of June 30, 2022 is approximately as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining six months)	$92
2023	224
2024	224
2025	224
2026	224
Thereafter	482
Total	$1,470

6. Leases

The Company records a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of June 30, 2022, the ROU asset and lease liability were approximately $1.7 million and $2.9 million, respectively. As of December 31, 2021, the ROU asset and lease liability were approximately $1.8 million and $3.1 million, respectively.

Future minimum payments under the operating leases as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining six months)	$473
2023	687
2024	702
2025	718
2026	735
Thereafter	185
Total	3,500
Less: Interest	623
Present Value of Lease Liability	$2,877

During each of the three and six months ended June 30, 2022 and 2021, the Company incurred approximately $0.2 million and $0.4 million of total lease costs, respectively that are included in the general and administrative expenses in the statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending June 30, 2021, with optional one-year renewal periods, and $10,000 in monthly payments. The sublease was terminated in the second quarter of 2022. For the three and six months ended June 30, 2022, $0 was recognized as sublease income, as compared to the three and six months ended June 30, 2021, where $30,000 and $60,000 was recognized as sublease income. and is included in other income in the accompanying statements of operations.

7. Stockholders’ Equity

Class A Common Stock

On June 22, 2022, a total of 27,854 RSUs were granted to the Company’s former Chief Executive Officer, Geoff Green, in exchange for $170,000 of compensation agreed upon in connection with his separation.

On June 3, 2022, a total of 26,666 RSUs vested that previously had been granted to our Chief Financial Officer and General Counsel. RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date ($8.73 on June 3, 2022) and a tax liability is calculated based on each individual’s tax bracket. As a result, on June 3, 2022, the Company recorded a tax liability of $55,000 for the employees and a corresponding tax liability for the Company of $2,000. In total, the Company paid $57,000 for employee and employer taxes resulting from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 6,254 shares of Class A Common Stock shares owned by the Company’s employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

On April 4, 2022, a total of 1,167 RSUs vested that previously had been granted to our Chief Medical Officer. Based on the closing price of $12.85 on April 3, 2022, the Company recorded a tax liability of $5,000 for the employee and a corresponding tax liability for the Company of $1,000. In total, the Company paid $6,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 357 shares of Class A Common Stock shares owned by the Chief Medical Officer upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

On April 1, 2022, a total of 31,016 RSUs vested that previously had been granted in connection with the Company’s IPO vested, of which 26,360 were held by Company employees. Based on the closing price of $15.61 on April 1, 2022, the Company recorded a tax liability of $105,000 for the employees and a corresponding tax liability for the Company of $14,000. In total, the Company paid $119,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 6,222 shares of Class A Common Stock owned by the Company’s employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

On April 1, 2022, a total of 2,500 RSUs vested that were previously granted to a member of the Company’s Board of Directors.

On February 12, 2022, a total of 8,750 RSUs vested that were previously granted to members of the Company’s Board of Directors upon the completion of the IPO vested.

On January 3, 2022, a total of 35,246 RSUs vested that previously had been granted in connection with the Company’s IPO vested, of which 29,614 were held by Company employees. Based on the closing price of $12.09 on January 3, 2022, the Company recorded a tax liability of $92,000 for the employees and a corresponding tax liability for the Company of $14,000. In total, the Company paid $106,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 10,627 shares of Class A Common Stock owned by the Company’s employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

During the year ended December 31, 2021, and prior to the Corporate Conversion, the Company issued 1,130 Series C Common Membership Units (“Series C Units”), as payment for existing consulting agreements, with an aggregate value of $0.1 million. As part of the Corporate Conversion, 62,764 outstanding Series C units (which includes the units referenced in the prior sentence) converted into 338,030 shares of Class A Common Stock.

Also, during the year ended December 31, 2021, the Company issued 61,379 and 110,387 unregistered shares of Class A Common Stock, with an aggregate value of less than $0.5 million and $0.8 million, respectively, as payment under consulting and license agreements.

During the six months ended June 30, 2022, 374 stock options were exercised for Class A Common Stock shares at an average exercise price of $5.73 for $2,143.

During the year ended December 31, 2021, 1,812 stock options were exercised for Class A Common Stock shares at an average exercise price of $5.73 for $10,383. Also, during the year ended December 31, 2021, 51,061 warrants were exercised for Class A Common Stock shares at an exercise price of $12.00 for $612,732.

On October 1, 2021, a total of 35,256 RSUs granted to employees and directors vested, of which 33,022 were held by Company employees. Based on the closing price of $3.65 on October 1, 2021, the Company recorded a tax liability of $452,000 for the employees and a corresponding tax liability for the Company of $38,000. In total, the Company paid $489,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 123,662 Class A Common Stock shares owned by the Company’s employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

Class B Common Stock

In connection with the Corporate Conversion, 2,000,000 outstanding Series A and B units were converted into 15,702,834 shares of our unregistered Class B Common Stock.

Holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to five (5) votes per share. The holders of Class B Common Stock may convert each share of Class B Common Stock into one share of Class A Common Stock at any time at the holder’s option. Class B Common Stock is not publicly traded.

During the six months ended June 30, 2022, shareholders exchanged 641,749 shares of Class B Common Stock for 641,749 shares of Class A Common Stock.

Warrants

As part of the IPO, the underwriter received warrants to purchase 106,400 shares of Class A Common Stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per share. Total grant date fair value of warrants as of December 31, 2021 was approximately $0.5 million. During 2021, the underwriters assigned 95,760 of the warrants to its employees. As of December 31, 2021, 51,061 warrants have been exercised for Class A Common Stock shares at an exercise price of $12.00 for $612,732.

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

On June 22, 2022, the Company granted $170,000 of separation compensation to Mr. Green (Mr. Green resigned as CEO effective June 1, 2022), which were converted into 27,854 RSUs. The RSU were issued based on the three-day average of the fair market value prior to the time of grant, June 22, 2022, of $6.10.

On June 3, 2022, the Company granted a bonus to Mr. Clavijo and Mr. Lehr in the form of RSUs. Mr. Clavijo and Mr. Lehr were granted 40,000 RSUs each that vested one-third at the grant date, with the remaining two thirds vesting on each anniversary of the grant date. The RSU were issued based on a fair market value at the time of grant, June 3, 2022, of $8.73.

On April 4, 2022, the Company appointed K. Chris Min, M.D., Ph.D. as its Chief Medical Officer. Dr. Min’s employment agreement provides annual base salary of $350,000, and he will be eligible to receive a performance bonus equal to 30% of his base salary, prorated for his first year of employment. Dr. Min received a $60,000 signing bonus, with 50% of this amount paid in RSUs and 50% in stock options. Dr. Min also received two equity incentive awards; 150,000 RSUs and a stock option award exercisable for 50,000 shares. Each award will vest 25% upon the first-year anniversary of his first day of employment with Longeveron, with 25% vesting thereafter on the second, third and fourth anniversaries of his employment. In each case, the vesting of the equity awards will be subject to Dr. Min’s continued service through the applicable vesting dates. RSUs shall be expensed on a quarterly basis at the rate of $0.1 million for the quarterly vesting amount of 9,375 RSUs, with a price per share of $12.85 (the closing price of the Company’s stock on April 4, 2022). Stock options shall be expensed based upon a Black-Scholes calculation, the price per share to be expensed was $11.34 and a total cost of $0.6 million would be expensed ratably over 48 months.

On July 20, 2021, the Company granted a bonus for the completion of the IPO to Mr. Green, Mr. Lehr and Dr. Hare of $100,000, $75,000 and $75,000, respectively. The bonus was paid out in cash and RSUs with Mr. Green, Mr. Lehr and Dr. Hare receiving 8,223, 6,167 and 12,335 RSUs each, respectively. The RSU were issued based on a fair market value at the time of grant, July 20, 2021, of $6.08.

As of June 30, 2022 and December 31, 2021, the Company had 302,046 and 196,751, respectively RSUs outstanding (unvested).

RSU activity for the six months ended June 30, 2022 was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2021	196,751
RSU granted	265,189
RSUs vested	(131,960)
RSU expired/forfeited	(27,934)
Outstanding (unvested) at June 30, 2022	302,046

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

The fair value of the options issued are estimated using the Black-Scholes option-pricing model and have the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility of 95%; and risk-free interest rate based on the grant date ranging from of 1.23% to 2.14%. Each option grant made during 2021 and during the six months ended June 30, 2022 will be expensed ratably over the option vesting periods, which approximates the service period.

As of June 30, 2022, the Company has recorded issued and outstanding options to purchase a total of 415,473 shares of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $9.21 per share. Also, as of December 31, 2021, the Company has recorded issued and outstanding options to purchase a total of 304,449 shares of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $5.96 per share.

For the six months ended June 30, 2022:

Number of Stock Options
Stock options vested (based on ratable vesting)	132,070
Stock options unvested	283,403
Total stock options outstanding at June 30, 2022	415,473

For the year ended December 31, 2021:

Number of Stock Options
Stock options vested (based on ratable vesting)	59,773
Stock options unvested	244,676
Total stock options outstanding at December 31, 2021	304,449

Stock Option activity for the six months ended June 30, 2022 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	304,449	$5.96
Options granted	164,160	$10.33
Options exercised	(374)	$5.73
Options expired/forfeited	(52,762)	$6.07
Outstanding at June 30, 2022	415,473	$9.21

On June 3, 2022, the Company granted an award of 5,000 Class A Common Stock options to Mr. Lehr. The stock option award vested upon the grant date, and has an exercise price of $8.73. Based upon a Black-Scholes calculation, the price per share to be expensed was $7.73 and a total cost of less than $0.1 million was expensed on the grant date.

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

For the six months ended June 30, 2022 and 2021, the equity-based compensation expense amounted to approximately $1.4 million ($0.9 million for the three months ended June 30, 2022) and $3.5 million ($2.2 million for the three months ended June 30, 2021), respectively, which is included in the research and development and general and administrative expenses in the statements of operations for the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the remaining unrecognized equity-based compensation (which includes RSUs and stock options) of approximately $3.5 million will be recognized over approximately 3.75 years.

9. Commitments and Contingencies

Master Services Agreements:

As of June 30, 2022, the Company had three active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of approximately $3.4 million over the next two years.

As of December 31, 2021, the Company had two active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. On March 10, 2022, the Company entered into a clinical studies agreement with a third party in conjunction with an upcoming clinical trial in Japan. The agreement provides for payments totaling $1.0 million over the course of two years.

Consulting Services Agreements:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its CSO. Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. As of June 30, 2022 and December 31, 2021, the Company had an accrued balance due to the CSO of $0.2 million under the consulting services agreement.

On February 16, 2022, the Company entered into a ten-month extension to a consulting arrangement with GVC Strategies a Company owned by Neil Hare, a member of the Board of Directors and brother of Dr. Joshua Hare, to provide public relations services. Under the terms of this agreement GVC Strategies receives a $10,000 per month advance retainer. As of June 30, 2022 and December 31, 2021, the Company did not have an outstanding balance.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a Dr. Joshua Hare’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019 and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to 16,755 Class A common stock shares. As of June 30, 2022, and December 31, 2021, the Company owed less than $0.1 million, pursuant to this agreement, which is included in accounts payable in the accompanying June 30, 2022 and December 31, 2021 balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an exclusive license agreement with UM for the use of certain stem cell aging-related frailty technology rights developed by the CSO while employed at UM. The Company recorded the value of the membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay UM up to 3% of net sales on products or services developed from the technology. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. Under the agreement, the Company is required to pay an annual fee to UM. On December 11, 2017, the original agreement with UM was amended. The amendment provided that for a $5,000 fee the dates of the milestone completions were amended and replaced as follows: (a) by December 31, 2021, to have completed Phase II clinical trials for the products; and (b) by September 1, 2025, to have completed Phase III clinical trials for products. In addition, one-year extensions may be granted on these milestone dates by making a payment of $5,000. Upon completion of the Phase II clinical trials, a milestone payment of $250,000 is due. Upon completion of the Phase III clinical trials, a milestone payment of $750,000 is due. As of June 30, 2022, the Company had accrued $46,667 based on the terms of the agreement. In addition, on November 14, 2014, as required by the license agreement the Company issued 20,000 series C membership units valued at $0.5 million to UM. The Company recorded this $500,000 as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years.

The UM agreement was further amended on March 3, 2021 to increase the license fee due to UM. The Company agreed to pay UM an additional fee, which will be recorded as legal costs, of $0.1 million, to defray patent costs, with $70,000 due within thirty (30) days of the effective date of the amendment, and the remainder to be paid in equal installments of $7,500 on the 2nd, 3rd, and 5th year anniversaries of the effective date. The Company also agreed to issue an additional 110,387 unregistered shares of Class A Common Stock to UM. The Company and UM agreed to the following modification of the milestone payments: (a) No payment will be due upon the completion of Phase 2 clinical trials for the product; (b) a one-time payment of $0.5 million, payable within six months of the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (c) a one-time payment of $0.5 million payable within six months of the receipt by the Company of approval for the first new drug application (“NDA”), biologics application (“BLA”), or other marketing or licensing application for the product; and (d) a one-time payment of $0.5 million payable within six months of the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendment also provided for the Company’s license of additional technology, to the extent not previously included in the UM License, and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS IND with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMHMD, for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty, 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the six months ended June 30, 2022 or year ended December 31, 2021 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

Contingencies – Legal

On September 13, 2021, the Company and certain of our directors and officers were named as defendants in a securities lawsuit filed in the U.S. District Court for the Southern District of Florida and brought on behalf of a purported class. The suit alleges there were materially false and misleading statements made (or omissions of required information) in the Company’s initial public offering materials and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of the federal securities laws. The action seeks damages on behalf of a proposed class of purchasers of our Common Stock during said period. The Company entered into an agreement in principle with the plaintiffs to settle the litigation for $1.4 million. The settlement agreement is subject to final approval by the Court, which we expect to occur sometime in 2023. This amount is recorded as Non-operating Lawsuit expenses. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses.

Contingencies – COVID-19 Pandemic

The COVID-19 outbreak has adversely impacted and could continue to adversely impact the Company’s ability to conduct business in the future. In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, COVID-19, in China. As the COVID-19 pandemic has evolved, national and local governments enacted various measures, including travel restrictions or bans, restrictions on events or gatherings, temporary closure of non-essential businesses, “social distancing” requirements, vaccine and mask mandates, and various other requirements designed to slow the spread of COVID-19. While many of these measures have been eased, the extent, severity, and overall duration of the pandemic, including its phases of resurgence and the introduction of new variants, some of which may be more transmissible or virulent, are unknown. The impacts and potential impacts from the COVID-19 pandemic and associated protective measures that have had, continue to have, or could directly or indirectly have, a material adverse effect on our business include:

●	impact to the financial markets;

●	disruption in the ability to provide product in foreign markets;

●	disruption in the ability to source materials;

●	disruption in the ability to manufacture our product;

●	delays or difficulties in completing the Company’s regulatory work;

●	limitations on the Company’s employee resources ability to work, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	additional repercussions on the Company’s ability to operate its business.

The global outbreak of COVID-19 continues to evolve. The extent to which COVID-19 will continue to impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, and the Company cannot provide any assurance that the ongoing pandemic will not have a material adverse impact on the Company’s operations or future results, or filings with regulatory health authorities.

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

The Company contributed approximately $51,000 and $31,000 to the Plan during the six months ended June 30, 2022 and 2021, respectively and $19,000 and $15,000 for the three months ended June 30, 2022 and 2021, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Six months ended June 30,
	2022	2021
Equity awards	718	988
Warrants	1,271	106
Total	1,989	1,094

12. Subsequent Events

During July 2022, outstanding rent payments due from a sublease agreement of approximately $60,000 were exchanged for equipment and $17,000 payable to the equipment leasing company.

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

We are currently sponsoring or have sponsored Phase 1 and 2 clinical trials in the following indications: Aging Frailty, Alzheimer’s disease (AD), Acute Respiratory Distress Syndrome (ARDS), and Hypoplastic Left Heart Syndrome (HLHS). In addition, there is a biomarker sub-study of Metabolic Syndrome using data from the Adult Frailty Phase 2b study. Our mission is to advance Lomecel-B and other cell-based product candidates into pivotal Phase 3 trials, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

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

Impact of COVID-19 Pandemic and other Macroeconomic Conditions

We continue to monitor how the COVID-19 pandemic is affecting our employees, business, and clinical trials. During the initial stages associated with the spread of COVID-19, we instructed all employees who could perform their essential employment duties from home to do so. Our laboratory scientists, cell processing scientists and other manufacturing personnel continued to work from our GMP facility and headquarters on a day-to-day basis, and as such cell production was minimally impacted. When the pandemic began to emerge in the U.S., most of our ongoing clinical trials had completed enrollment. However, a few subjects that were then on study and in follow-up experienced some difficulties in adhering to the protocol schedule. Because we primarily enroll elderly subjects in our trials, who are at particular risk for poor outcomes related to COVID-19 infection, we experienced some disruption in executing the follow-up visits in our studies. These disruptions resulted from many challenges that included temporary clinical site closures, the inability to leave a residence due to regional “stay-at-home” orders and an unwillingness of trial subjects to leave their residence to visit the hospital or clinic. To minimize and mitigate these disruptions, we by conducted remote visits (telemedicine), arranged for in-home visits for phlebotomy in order to collect blood samples and perform protocol-specific assessments, and amended protocols to increase the window of time for follow-up visits. Despite these efforts, several subjects missed follow up visits, had their follow up visit outside of the protocol-defined time-window, or withdrew from the trial prior to completion. Regardless, given the steps implemented by Longeveron, the cumulative instances were few and did not appear to have a material impact on from our now-completed Phase 2b Aging Frailty study, Phase 1 Alzheimer’s disease trial, and HLHS trial.

In July 2020 the Bahamian government halted travel from the U.S. into The Bahamas, which resulted in the temporary cessation of participation in The Bahamas Registry Trial. While this travel restriction has since been lifted, participation in the Registry Trial remains lower than anticipated, due in part to pandemic-related effects on international travel.

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

As it relates to current macroeconomic conditions in the U.S., although we have experienced some supply constraints and marginal price increases, to date current macroeconomic conditions have not materially impacted our programs or our operations. We continue to monitor economic conditions in the U.S. and globally and expect to act proactively where possible to minimize the impact of continued inflation or supply constraints on materials and inventory needed for operations.

Recent Developments

Lomecel-B for Alzheimer’s disease:

●	In January 2022, we initiated enrollment of a 48-patient, 4-arm, parallel design, randomized (1:1:1:1) Phase 2a clinical trial of Lomecel-B infusion in patients with mild Alzheimer’s disease. This study is intended to evaluate the safety of single and multiple administrations of Lomecel-B compared to placebo according to the following treatment groups:

o	Group 1 (n=12): Placebo infusion (zero cells) on day 0, weeks 4, 8 and 12

o	Group 2 (n=12): Lomecel-B infusion (25 million cells) on day 0, followed by placebo infusions at Weeks 4, 8 and 12

o	Group 3 (n=12): Lomecel-B infusion (25 million cells) on day 0, weeks 4, 8, and 12

o	Group 4 (n=12): Lomecel-B infusion (100 million cells) on day 0, weeks 4, 8, and 12

●	Other endpoints in the Phase 2a trial include brain volumetry by MRI, biomarkers relevant to inflammation and endothelial/vascular systems, and measures of cognitive function. We have activated 10 of a total of 12 clinical sites to facilitate enrollment, and have now successfully enrolled 12 out of the 48 planned patients. We anticipate completing the full enrollment of this study by the end of 2022. Further details about the trial design can be found on clinicaltrials.gov by entering trial identifier NCT05233774.

Lomecel-B for Hypoplastic Left Heart Syndrome (HLHS):

●	The ELPIS II trial (Phase 2a) continues to enroll infants in the 38-patient, 2-arm, parallel design, randomized (1:1), blinded, controlled trial intended to evaluate the safety and efficacy of Lomecel-B injection into the right ventricle of children born with HLHS who are undergoing Stage II reconstructive cardiac surgery. All seven planned clinical sites have now been activated for screening and enrollment, and we are continuing to monitor timelines for the trial as patients continue to be enrolled.

●	A manuscript detailing the full Phase 1 (“ELPIS I”) trial results (the top-line data having been previously announced on September 9, 2021), was released on the pre-print server MedRxiv and will be submitted to a peer-reviewed journal, with acceptance and publication currently anticipated in 2022.

Lomecel-B for Aging Frailty:

●	In collaboration with Dr. Hidenori Arai, president of the National Center for Geriatrics and Gerontology (NCGG) in Japan and primary investigator of the investigator-initiated Japan Aging Frailty Phase 2 trial, we have focused the strategy in Japan toward an approval under Japan’s Act on the Safety of Regenerative Medicine (ASRM). As a result, the protocol endpoints were modified: specifically, the primary objective is to establish the safety of Lomecel-B in this population of Japanese patients. We are pleased that the amended protocol was accepted by the Pharmaceuticals and Medical Devices Agency in Japan (PMDA) on August 8, 2022.. As a result, the trial is currently on track to initiate in the between Q3 and Q4 of 2022. This trial is a 3-arm, parallel design, randomized (1:1:1), placebo-controlled, double-blind single infusion study of two different dose levels of Lomecel-B being conducted by our clinical partners at the NCGG (Nagoya), and Juntendo University Hospital (Tokyo).

●	Top-line results from phase 2 of the Phase 1/2 “HERA” Aging Frailty trial were expected to be disclosed in the first half of 2022 and are being shared now due to the complexities of the data analysis resulting from the recruitment extending across two flu seasons. The HERA Trial was a small multicenter, randomized, placebo-controlled study intended primarily to evaluate safety, and to explore the effect Lomecel-B may have on specific biomarkers of immune system function in older individuals with mild to moderate Aging Frailty who received High Dose (HD) Fluzone®, as well as to evaluate potential effects of Lomecel-B on other signs and symptoms of Aging Frailty. The study met its primary safety endpoint in the randomized placebo-controlled portion evaluating the safety and tolerability of Lomecel-B™ when given one week before with trivalent HD Fluzone® in older adults. The study examined humoral immune responses over two flu seasons using strain-specific hemagglutination inhibition (HAI) antibody titer measurement assay. There was only one strain in common in the vaccine formulation of HD Fluzone® across both study seasons, Influenza B/Colorado/06/2017-like virus (B/Victoria/2/87 lineage). The results showed that HAI antibody responses in the Lomecel-B™ and placebo groups to this Colorado strain were not statistically different. In addition to these experiments, responses to Influenza B/Phuket/3073/2013-like virus (B/Yamagata/16/88 lineage) strain, which was not a component of HD Fluzone®, were measured. In a finding suggesting Lomecel-B™ general immune responses in older adults, there was an increase in HAI antibody responses to this Phuket strain, representing a possible heterotypic response. The increase in Geometric Mean Titer to the Phuket strain was 91% greater in Lomecel-B™ -treated participants as compared to placebo four weeks after vaccination, when adjusting for baseline measurements in a repeated measures model. Among several assessments of aging frailty, the study found that participants receiving Lomecel-B™ appeared to have an increase in scores at one year in a participant reported outcome (PRO) measure called the PROMIS Physical Function instrument, compared to a decrease in the placebo group. In addition, at 6 months, Lomecel-B™-treated participants had an average change in 6-minute walk test that was 18 meters greater than participants receiving placebo. This is similar to that seen in previous studies such as the Phase 2b trial in Adult Frailty. These results were not powered to be of statistical significance.

Lomecel-B for Acute Respiratory Distress Syndrome (ARDS) caused by either Covid-19 or Influenza Infection:

●	The two-cohort, 70 patient (35 patients per cohort) Phase 1 trial continues to screen subjects at three participating centers in the U.S. Screening and enrollment for this study has been slower than expected due mainly to fewer hospitalizations related to ARDS. It is anticipated that screening will continue through 2022.

Components of Our Results of Operations

Revenue

We have generated revenue from three sources:

●	Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.9 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the NIH, Alzheimer’s Association, and Maryland Stem Cell Research Fund (MSCRF).”

●	The Bahamas Registry Trial. Participants in The Bahamas Registry Trial pay us a fee to receive Lomecel-B, imported by us into The Bahamas, and administered at one of two private medical clinics in Nassau. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms received from the National Stem Cell Ethics Committee, we are permitted to charge a fee for participation in the Registry Trial. The fee is recognized as revenue, and is used to pay for the costs associated with manufacturing and testing of Lomecel-B, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. Lomecel-B is considered an investigational treatment in The Bahamas and is not licensed for commercial sale.

●	Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities.

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

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1. those activities that should be identified as research and development; 2. the elements of costs that should be identified with research and development activities, and the accounting for these costs; and 3. the financial statement disclosures related to them. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including CROs and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Increase
	2022	2021	(Decrease)
Revenues	$466	$489	$(23)
Cost of revenues	306	281	25
Gross profit	160	208	(48)
Expenses
General and administrative	2,427	3,257	(830)
Research and development	1,720	1,960	(240)
Selling and marketing	234	53	181
Total operating expenses	4,381	5,270	(889)

Loss from operations	(4,221)	(5,062)	(841)
Non-operating Lawsuit expense	(1,398)	-	1,398
Forgiveness of Paycheck Protection Program loan	-	-	-
Interest expense	-	(2)	2
Other (expense) income	(5)	54	(59)
Net loss	$(5,624)	$(5,010)	$614

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the three months ended June 30, 2022 and 2021 were approximately $0.5 million. Grant revenue for the three months ended June 30, 2022 and 2021 was $0.1 million and $0.3 million, respectively. Grant revenue for the three months ended June 30, 2022 was approximately $0.2 million, or 54% lower when compared to the same period in 2021, primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the three months ended June 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively. Clinical trial revenue for the three months ended June 30, 2022 was approximately $0.1 million, or 59%, higher when compared to the same period in 2021. During the second quarter of 2022, clinical trial revenue increased as a result of an increase in participant demand.

Related cost of revenues was approximately $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Cost of revenues for the three months ended June 30, 2022 was less than $0.1 million, or 9%, higher when compared to the same period in 2021, primarily due to increased cost of revenues for the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.2 million for the three months ended June 30, 2022 and 2021. Gross profit for the three months ended June 20, 2022 was less than $0.1 million, or 23% lower when compared to the same period in 2021.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2022 decreased to approximately $2.4 million, compared to $3.2 million for the same period in 2021. The decrease of approximately $0.8 million, or 26%, was primarily related to a decrease of $0.7 million in equity-based compensation expenses allocated to general and administrative expenses. However, expenses related to legal and consulting services increased by $0.2 million in the three months ended June 30, 2022 compared to the same period in 2021.

Research and Development Expenses: Research and development expenses for the three months ended June 30, 2022, decreased to approximately $1.7 million, from approximately $2.0 million for the same period in 2021. The decrease of $0.3 million, or 12%, was primarily due to a decrease in equity-based compensation allocated to research and development expenses, which decreased from $0.8 million for the three months ended June 30, 2021 to $0.1 million for the same period in 2022. However, this was offset by an increase of $0.5 million in research and development expenses that were not reimbursable by grants. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended June 30,
	2022	2021
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$678	$365
Supplies and costs to manufacture Lomecel-B	159	196
Employee compensation and benefits	501	328
Equity-based compensation	98	777
Depreciation	173	183
Amortization	55	68
Travel	34	18
Other activities	20	25
	$1,720	$1,960

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended June 30, 2022 and 2021 were approximately $0.2 million and $0.1 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Non-operating Lawsuit expense: Non-operating Lawsuit expense for the three months ended June 30, 2022 was approximately $1.4 million. This expense was deemed probable and therefore the amount was accrued in this period. Additional detail can be found in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses.

Other (Expense) Income: Other expense for the three months ended June 30, 2022 was less than $0.1 million. Other expense consisted of an unrealized loss of $0.1 million from short-term investments and interest income of $0.1 million. Other income for the three months ended June 30, 2021 was less than $0.1 million. Other income was primarily the result of $30,000 received in rental payments recorded from a sublease and $22,000 from recorded investment income.

Net Loss: Net loss increased to approximately $5.6 million for the three months ended June 30, 2022, from a net loss of 5.0 million for the same period in 2021. The increase in the net loss of $0.6 million, or 12%, was for reasons outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Increase
	2022	2021	(Decrease)
Revenues	$836	$865	$(29)
Cost of revenues	376	508	(132)
Gross profit	460	357	103
Expenses
General and administrative	4,407	4,963	(556)
Research and development	3,147	3,310	(163)
Selling and marketing	521	605	(84)
Total operating expenses	8,075	8,878	(803)

Loss from operations	(7,615)	(8,521)	(906)
Non-operating Lawsuit expense	(1,398)	-	1,398
Forgiveness of Paycheck Protection Program loan	-	300	(300)
Interest expense	(1)	(1)	-
Other (expense) income	(120)	101	221
Net loss	$(9,134)	$(8,121)	$1,013

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the six months ended June 30, 2022 and 2021 were approximately $0.8 million and $0.9 million, respectively. Revenues for the six months ended June 30, 2022 were approximately $29,000, or 3% lower when compared to the same period in 2021. Grant revenue for the six months ended June 30, 2022 and 2021 was $0.2 million and $0.5 million, respectively. Grant revenue for the six months ended June 30, 2022 was approximately $0.3 million, or 62% lower when compared to the same period in 2021, primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the six months ended June 30, 2022 and 2021 was $0.6 million and $0.4 million, respectively. Clinical trial revenue for the six months ended June 30, 2022 was approximately $0.2 million, or 71%, higher when compared to the same period in 2021. During the second quarter of 2022, clinical trial revenue increased as a result of an increase in participant demand.

Related cost of revenues was approximately $0.4 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. Cost of revenues for the six months ended June 30, 2022 was $0.1 million, or 26%, less when compared to the same period in 2021, primarily due to decreased cost of revenues for the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Gross profit for the six months ended June 30, 2022 was $0.1 million or 29% higher when compared to the same period in 2021.

General and Administrative Expense: General and administrative expenses for the six months ended June 30, 2022 decreased to approximately $4.4 million, compared to $5.0 million for the same period in 2021. The decrease of approximately $0.6 million, or 11%, was primarily related to a decrease of $1.1 million in equity-based compensation expenses allocated to general and administrative expenses. However, expenses related to legal and consulting services increased by $0.6 million in the six months ended June 30, 2022 compared to the same period in 2021. In addition, employee benefit expenses increased by $0.3 million, which included expenses related to employee recruitment expenses.

Research and Development Expenses: Research and development expenses for the six months ended June 30, 2022, decreased to approximately $3.1 million, from approximately $3.3 million for the same period in 2021. The decrease of $0.2 million, or 5%, was primarily due to a decrease in equity-based compensation allocated to research and development expenses, which decreased from $1.2 million for the six months ended June 30, 2021 to $0.2 million for the same period in 2022. However, this was offset by an increase of $1.0 million in research and development expenses that were not reimbursable by grants. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Six Months Ended June 30,
	2022	2021
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$1,119	$726
Supplies and costs to manufacture Lomecel-B	246	262
Employee compensation and benefits	1,010	499
Equity-based compensation	197	1,219
Depreciation	317	363
Amortization	100	83
Travel	41	27
Other activities	117	130
	$3,147	$3,309

Selling and Marketing Expenses: Selling and marketing expenses for the six months ended June 30, 2022 and 2021 were approximately $0.5 million and $0.6 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Non-operating Lawsuit expense: Non-operating Lawsuit expense for the six months ended June 30, 2022 was approximately $1.4 million. This expense was deemed probable and therefore the amount was accrued in this period. Additional detail can be found in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses.

Forgiveness of Paycheck Protection Program loan: Forgiveness of the Paycheck Protection Program loan for the six months ended June 30, 2022, decreased to approximately $0 million, compared to $0.3 million for the same period in 2021. The decrease of $0.3 million, or 100% was due to the non-recurring nature of the forgiveness of the PPP loan.

Other (Expense) Income: Other expense for the six months ended June 30, 2022 was $0.1 million. Other expense consisted of an unrealized loss of $0.1 million from short-term investments and interest income of $0.1 million. Other income for the six months ended June 30, 2021 was $0.1 million.

Net Loss: Net loss increased to approximately $9.1 million for the six months ended June 30, 2022, from a net loss of 8.1 million for the same period in 2021. The increase in the net loss of $1.0 million, or 12%, was a result of the items outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(7,427)	$(5,984)
Net cash provided by investing activities	2,282	(4,657)
Net cash (used in) provided by financing activities	(289)	26,658
Change in cash and cash equivalents	$(5,434)	$16,017

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2022 was $7.4 million, consisting primarily of our net loss of $9.1 million as we incurred $1.4 million in non-operating lawsuit expenses, $1.4 million in equity-based compensation expenses and $0.8 million in prepaid insurance expenses. Net cash used in operating activities for the six months ended June 30, 2021 was $6.0 million, consisting primarily of our net loss of $8.1 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses; including $3.5 million of equity-based compensation recorded for RSUs and stock options granted.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2022 was $2.3 million consisting primarily of an increase in short-term investments. Net cash used in investing activities for the six months ended June 30, 2021 was $4.7 million, consisting primarily of an increase of $4.5 million in short-term investments.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2022 was $0.3 million for the payment of taxes upon vesting of RSUs. Net cash provided by financing activities for the six months ended June 30, 2021 was $26.7 million consisting primarily of $26.1 million in net proceeds received from our IPO.

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

To date, we have financed our operations primarily through our IPO, private placement equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $77.2 million in gross proceeds from the issuance of equity. As of June 30, 2022, the Company had cash, and cash equivalents of $20.2 million, short-term investments of $6.8 million and working capital of approximately $24.6 million.

Grant Awards

From inception through June 30, 2022, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred, or supplies and materials are received. As of June 30, 2022, and December 31, 2021, the amount of unused grant funds that were available for us to draw was approximately $0.6 million and $0.8 million, respectively.

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

Contractual Obligations and Commitments

As of June 30, 2022, we have $3.4 million in operating lease obligations and in contract research organization payment obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Management determined that there was no impairment of long-lived assets during the three months ended June 30, 2022 and 2021.

Deferred revenue. The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the six months ended June 30, 2022 and 2021, the Company recognized $0.1 million and $0, respectively of funds that were previously classified as deferred revenue ($0.1 million and $0.4 million, respectively for the three months ended June 30, 2022 and 2021, respectively).

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

Cost of revenues. We record cost of revenues based on expenses directly related to revenue. For grant revenue, we record allocated expenses for research and development costs to a grant as a cost of revenues. Expenses directly related to clinical trial revenue are allocated and accrued as incurred. These expenses are similar to those described in the “Research and development expense” section of the Notes to the Condensed Financial Statements in this report.

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

The Company estimates the fair value of its units by using the Black-Scholes option-pricing model. Volatility is a measure of the amount by which a financial variable, such as a unit price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of publicly traded companies that are similar in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted. The expected life is the period of time that the options granted are expected to remain outstanding. Incentive awards have a maximum term of ten years. The Company has insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

As previously disclosed in our 10-Q filed with the SEC on November 12, 2021, a securities class action lawsuit was filed on September 13, 2021 against the Company and certain of our directors and officers in the United States District Court for the Southern District of Florida. On April 26, 2022, plaintiff filed an amended complaint with related allegations. The complaint, as amended, alleges that there were materially false and misleading statements made (or omissions of material information) in the Company’s initial public offering documents and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of federal securities laws. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during said period. On July 12, 2022, all parties preliminarily agreed to settle the action for approximately $1.4 million, which amount was accrued as of June 30, 2022 and included in accrued expenses on the accompanying unaudited June 30, 2022 balance sheet. The parties are in the process of documenting the settlement and full release, which will be subject to Court approval.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2022	6,627	$15.46
May 2022	-	-
June 2022	6,254	$8.73
Total	12,881	$12.19

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: August 12, 2022	/s/ K. Christopher Min
Dr. K. Christopher Min
Interim Chief Executive Officer and Chief Medical Officer
(principal executive officer)

Date: August 12, 2022	/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial and accounting officer)