Form 10-Q
period 2022-09-30
Longeveron Inc.
filed 2022-11-14
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 6,057,320 shares of Class A common stock, $0.001 par value per shares, and 14,961,085 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,574	$25,658
Short-term investments at fair value (cost of $9,063 and $9,471 at September 30, 2022, and December 31, 2021, respectively)	8,742	9,385
Prepaid expenses and other current assets	744	282
Accounts and grants receivable	177	55
Total current assets	23,237	35,380
Property and equipment, net	3,064	3,062
Intangible assets, net	2,373	2,334
Right-of-use (ROU) asset	1,604	1,813
Other assets	237	177
Total assets	$30,515	$42,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$527	$645
Accrued expenses	728	1,327
Current portion of lease liability	557	537
Estimated lawsuit liability	1,398	-
Deferred revenue	505	199
Total current liabilities	3,715	2,708
Long-term liabilities:
Lease liability	2,185	2,605
Total long-term liabilities	2,185	2,605
Total liabilities	5,900	5,313
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2022, and December 31, 2021.	-	-
Class A Common Stock, $0.001 par value per share, 84,295,000 shares authorized, 5,941,367 shares issued and outstanding at September 30, 2022: 5,175,361 issued and outstanding, at December 31, 2021	6	5
Class B Common Stock, $0.001 par value per share, 15,705,000 shares authorized, 15,061,085 shares issued and outstanding at September 30, 2022: 15,702,834 issued and outstanding, at December 31, 2021	15	16
Additional paid-in capital	83,010	81,470
Stock subscription receivable	(100)	(100)
Accumulated deficit	(58,316)	(43,938)
Total stockholders’ equity	24,615	37,453
Total liabilities and stockholders’ equity	$30,515	$42,766

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
Clinical trial revenue	$210	$164	$860	$543
Grant revenue	55	68	241	554
Total revenues	265	232	1,101	1,097
Cost of revenues	173	68	549	576
Gross profit	92	164	552	521

Operating expenses
General and administrative	2,074	2,996	6,481	8,454
Research and development	2,960	2,048	6,107	5,359
Selling and marketing	245	25	766	132
Total operating expenses	5,279	5,069	13,354	13,945
Loss from operations	(5,187)	(4,905)	(12,802)	(13,424)
Other (expense) and income
Non-operating Lawsuit expense	-	-	(1,398)	-
Forgiveness of Paycheck Protection Program loan	-	-	-	300
Interest expense	-	(1)	(1)	(3)
Other (expense) income, net	(57)	51	(177)	151
Total other (expenses) and income, net	(57)	50	(1,576)	448
Net loss	$(5,244)	$(4,855)	$(14,378)	$(12,976)
Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.69)	$(0.70)
Basic and diluted weighted average common shares outstanding	21,001,613	19,115,152	20,952,569	18,543,024

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Member’s Equity and Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021
 (In Thousands, Except Share Amounts) (Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2021	-	$-	-	$-	-	$-	5,175,361	$5	15,702,834	$16	$(100)	$81,470	$(43,938)	$37,453
Conversion of Class B common stock for Class A common stock	-	-	-	-	-	-	641,749	1	(641,749)	(1)	-	-	-	-
Class A Common Stock, issued for RSUs vested	-	-	-	-	-	-	152,117	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested consulting	-	-	-	-	-	-	(28,232)	-	-	-	-	(321)	-	(321)
Class A Common Stock Options Exercised	-	-	-	-	-	-	374	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	1,861	-	1,861
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(14,378)	(14,378)
Balance at September 30, 2022	-	$-	-	$-	-	$-	5,941,367	$6	15,061,085	$15	$(100)	$83,010	$(58,316)	$24,615

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2020	1,000,000	$250	1,000,000	$(1,777)	62,764	$3,584	-	$-	-	$-	$(100)	$-	$-	$1.957
Conversion of Units into Class A and B common stock	(1,000,000)	(250)	(1,000,000)	1,777	(62,764)	(3,584)	338,030	-	15,702,834	16	-	28,934	(26,893)	-
Initial public offering and overallotment of Class A Common Stock, net of $2,969 in issuance costs	-	-	-	-	-	-	2,910,000	3	-	-	-	26,131	-	26,134
Class A Common Stock, issued for consulting	-	-	-	-	-	-	169,766	-	-	-	-	1,239	-	1,239
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	5,979	-	5,979
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(12,976)	(12,976)
Balance at September 30, 2021	-	$-	-	$-	-	$-	3,417,796	$3	15,702,834	$16	$(100)	$62,283	$(39,869)	$22,333

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Member’s Equity and Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021
 (In Thousands, Except Share Amounts) (Unaudited)

	Series A Units		Series B Units		Series C Units		Class A Common Stock		Class B Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at June 30, 2022	-	$-	-	$-	-	$-	5,925,935	$6	15,061,085	$15	$(100)	$82,532	$(53,072)	$29,381
Conversion of Class B common stock for Class A common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Class A Common Stock, issued for RSUs vested	-	-	-	-	-	-	20,158	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested consulting	-	-	-	-	-	-	(4,726)	-	-	-	-	(27)	-	(27)
Class A Common Stock Options Exercised	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	505	-	505
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,244)	(5,244)
Balance at September 30, 2022	-	$-	-	$-	-	$-	5,941,367	$6	15,061,085	$15	$(100)	$83,010	$(58,316)	$24,615

							Class A		Class B
	Series A Units		Series B Units		Series C Units		Common Stock		Common Stock			Additional
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number	Amount	Number	Amount	Subscription Receivable	Paid-In Capital	Accumulated Deficit	Total Equity
Balance at June 30, 2021	-	$-	-	$-	-	$-	3,411,796	$3	15,702,834	$16	$(100)	$59,745	$(35,014)	$24,650
Class A Common Stock, issued for consulting	-	-	-	-	-	-	6,000	-	-	-	-	42	-	42
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	-	2,496	-	2,496
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,855)	(4,855)
Balance at September 30, 2021	-	$-	-	$-	-	$-	3,417,796	$3	15,702,834	$16	$(100)	$62,283	$(39,869)	$22,333

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(14,378)	$(12,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	682
Forgiveness of Paycheck Protection Program loan	-	(303)
Change in fair value of short-term investments	170	(8)
Equity issued for consulting services	170	299
Equity-based compensation	1,691	5,978
Non-operating Lawsuit expense	1,398	-
Changes in operating assets and liabilities:
Accounts and grants receivable	(123)	250
Prepaid expenses and other current assets	(461)	(472)
Other assets	(61)	-
Accounts payable	(41)	(1,177)
Deferred revenue	307	192
Accrued expenses	(601)	(629)
ROU asset and lease liability	(391)	(191)
Net cash used in operating activities	(11,661)	(8,355)
Cash flows from investing activities
Proceeds from the sale (purchases) of short-term investments	591	(9,224)
Acquisition of property and equipment	(503)	(18)
Acquisition of intangible assets	(195)	(139)
Net cash provided by (used in) investing activities	(107)	(9,381)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of commissions and expenses	-	26,696
Payments for taxes on RSUs vested	(316)	-
Repayments of short-term note payable	-	(38)
Net cash (used in) provided by financing activities	(316)	26,658
Change in cash and cash equivalents	(12,084)	8,922
Cash and cash equivalents at beginning of the period	25,658	816
Cash and cash equivalents at end of the period	$13,574	$9,738
Supplement Disclosure of Non-cash Investing and Financing Activities:
Conversion of Series A, B and C units into Class A and B common stock	$-	$(2,057)
Vesting of RSUs into Class A Common Stock	$(1,295)	$-

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to the Condensed Financial Statements (Unaudited)

Three and Nine Month Periods Ended September 30, 2022 and 2021

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

On February 12, 2021, Longeveron, LLC converted its corporate form (the “Corporate Conversion”) from a Delaware limited liability company (Longeveron, LLC) to a Delaware corporation, Longeveron Inc. (the “Company,” “Longeveron” or “we,” “us,” or “our”). Longeveron, LLC was formed as a Delaware limited liability company on October 9, 2014, and was authorized to transact business in Florida on December 15, 2014. The Company is a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions. The Company operates out of its leased facilities in Miami, Florida.

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

The accompanying interim balance sheet as of September 30, 2022, and the condensed statements of operations, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2022 and 2021, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2021 Annual Report on Form 10-K filed with the Securities & Exchange Commission (SEC) on March 11, 2022.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $14.4 million and $13.0 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $58.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of September 30, 2022 the Company had cash, and cash equivalents of $13.6 million and short-term investments of $8.7 million. The Company believes that its cash and cash equivalents and investments as of September 30, 2022, will enable it to fund its operating expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of these financial statements.

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

Accounting Standard Updates

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Income Taxes (Topic 740).” The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021, with no material impact on our financial statements.

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

Short-term investments:

Short-term investments at September 30, 2022, and December 31, 2021 consisted of marketable fixed income securities, primarily corporate bonds, as well as U.S. Government and agency obligations which are categorized as trading securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the statement of operations. Changes in net unrealized gains and losses are reported in the statement of operations within other income and losses, in the current period and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains and losses were not significant for the three and nine months ended September 30, 2022 and 2021.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of September 30, 2022, and December 31, 2021 are certain to be collected, and no amount has been recognized for doubtful accounts. Maryland-TEDCO generally advances grant funds and therefore a receivable is not usually recognized. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	September 30, 2022	December 31, 2021
National Institutes of Health – Grant	$177	$55
Total	$177	$55

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and nine months ended September 30, 2022 and 2021.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the nine months ended September 30, 2022 and 2021, the Company recognized $0.1 million and $0 of funds that were previously classified as deferred revenue ($0.1 million and $0 million, respectively for the three months ended September 30, 2022 and 2021, respectively). Due to the MSCRF – TEDCO – grant ARDS program being discontinued, the $0.4 million recorded as deferred revenue will be reversed when the funds are returned to MSCRF – TEDCO.

Revenue recognition:

The Company recognizes revenue when performance obligations related to respective revenue streams are met. For Grant revenue, the Company considers the performance obligation met when the grant related expenses are incurred or supplies, and materials are received. The Company is paid in tranches pursuant to terms of the related grant agreements, and then applies payments based on regular expense reimbursement submissions to grantors. There are no remaining performance obligations or variable consideration once grant expense reporting to the grantor is complete. For Clinical trial revenue, the Company considers the performance obligation met when the participant has received the treatment. The Company usually receives prepayment for these services or receives payment at the time the treatment is provided, and there are no remaining performance obligations or variable consideration once the participant receives the treatment. For Contract manufacturing revenue, the Company considers the performance obligation met when the contractual obligation and/or statement of work has been satisfied. Payment terms may vary depending on specific contract terms. There are no significant judgments affecting the determination of the amount and timing of revenue recognition.

Revenue by source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
National Institute of Health - grant	$41	$41	$123	$171
Clinical trial revenue	210	164	860	543
Alzheimer’s Association grant	-	10	-	271
MSCRF – TEDCO[1] - grant	14	17	118	112
Total	$265	$232	$1,101	$1,097

1 Maryland Stem Cell Research Fund (MSCRF) - Maryland Technology Development Corporation (TEDCO)

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

Following the Corporate Conversion, the Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three and nine months ended September 30, 2022 and 2021 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the offset created by the Company’s valuation allowance.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination, or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of September 30, 2022, and December 31, 2021, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to a taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

Comprehensive Loss

Comprehensive loss was equal to net loss for the three and nine months ended September 30, 2022 and 2021.

3. Short-term investments

The following is summary of short-term investments that the Company measures at fair value:

	Fair Value at September 30, 2022
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	96,293	-	-	96,293
U.S. government agencies	-	1,192,551	-	1,192,551
Corporate and foreign bonds	-	7,453,448	-	7,453,448
Money market funds(1)	940,146	-	-	940,146
Total short-term investments	$1,036,439	$8,645,999	$-	$9,682,438

(1)	Money market funds are included in cash and cash equivalents in the balance sheet.

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	401,290	-	-	401,290
U.S. government agencies	-	1,424,477	-	1,424,477
Corporate and foreign bonds	-	7,507,705	-	7,507,705
Money market funds(2)	576,742	-	-	576,742
Total short-term investments	$978,032	$8,932,182	$-	$9,910,214

(2)	Money market funds are included in cash and cash equivalents in the balance sheet.

As of September 30, 2022, and December 31, 2021, the Company reported accrued interest receivable related to short-term investments of $57,719 and $52,484, respectively. These amounts are recorded in other assets on the Balance Sheets and are not included in the carrying value of the short-term investments.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	September 30, 2022	December 31, 2021
Leasehold improvements	10 years	$4,328	$4,318
Furniture/Lab equipment	7 years	2,199	1,724
Computer equipment	5 years	46	28
Software/Website	3 years	38	38
Total property and equipment		6,611	6,108
Less accumulated depreciation and amortization		3,547	3,046
Property and equipment, net		$3,064	$3,062

Depreciation and amortization expense amounted to approximately $0.2 million for each of the three-month periods ended September 30, 2022 and 2021, and $0.5 million for each of the nine months ended September 30, 2022 and 2021, respectively.

5. Intangible assets, net

Major components of intangible assets as of September 30, 2022, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(629)	$1,414
Patent Costs		800	-	800
Trademark costs		159	-	159
Total		$3,002	$(629)	$2,373

Major components of intangible assets as of December 31, 2021, are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(473)	$1,570
Patent Costs		615	-	615
Trademark costs		149	-	149
Total		$2,807	$(473)	$2,334

Amortization expense related to intangible assets amounted to approximately $0.1 million for each of the three-month periods ended September 30, 2022 and 2021, and $0.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021.

Future amortization expense for intangible assets as of September 30, 2022, is approximately as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining three months)	$46
2023	224
2024	224
2025	224
2026	224
Thereafter	472
Total	$1,414

6. Leases

The Company records a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of September 30, 2022, the ROU asset and lease liability were approximately $1.7 million and $2.9 million, respectively. As of December 31, 2021, the ROU asset and lease liability were approximately $1.8 million and $3.1 million, respectively.

Future minimum payments under the operating leases as of September 30, 2022, are as follows (in thousands):

Year Ending December 31,	Amount
2022 (remaining three months)	$158
2023	687
2024	702
2025	718
2026	735
Thereafter	185
Total	3,185
Less: Interest	443
Present Value of Lease Liability	$2,742

During each of the three and nine months ended September 30, 2022 and 2021, the Company incurred approximately $0.2 million and $0.6 million of total lease costs, respectively that are included in the general and administrative expenses in the statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending June 30, 2021, with optional one-year renewal periods, and $10,000 in monthly payments. The sublease was terminated in the second quarter of 2022. For the three and nine months ended September 30, 2022, $0 was recognized as sublease income, as compared to the three and nine months ended September 30, 2021, where $30,000 and $60,000 was recognized as sublease income and is included in other income in the accompanying statements of operations.

7. Stockholders’ Equity

Class A Common Stock

On July 1, 2022, a total of 20,158 RSUs vested that previously had been granted in connection with the Company’s IPO vested, of which 18,002 were held by Company employees. Based on the closing price of $5.94 on July 1, 2022, the Company recorded a tax liability of $26,000 for the employees and a corresponding tax liability for the Company of $2,000. In total, the Company paid $28,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 4,726 shares of Class A Common Stock owned by the Company’s employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

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

During the nine months ended September 30, 2022, 374 stock options were exercised for Class A Common Stock shares at an average exercise price of $5.73 for $2,143.

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

Holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock, except those holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to five (5) votes per share. The holders of Class B Common Stock may convert each share of Class B Common Stock into one share of Class A Common Stock at any time at the holder’s option. Class B Common Stock is not publicly traded.

During the nine months ended September 30, 2022, shareholders exchanged 641,749 shares of Class B Common Stock for 641,749 shares of Class A Common Stock.

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

As part of the November 2021 private placement, the Company issued 1,169,288 warrants to investors to purchase up to a number of shares of Class A Common Stock equal to the number of shares of Class A Common Stock purchased by such investor in the offering, at an exercise price of $17.50 per share. The purchaser warrants are immediately exercisable, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail in the purchase warrants. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 46,722 shares of Class A Common Stock, at an exercise price of $17.50 per share.

8. Equity Incentive Plan

As part of the Company’s IPO, the Company adopted and approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes.

On September 6, 2022, the Company granted Mr. Bailey received an equity incentive award of 20,000 RSUs. The RSUs will vest 25% upon the first-year anniversary of his first day of employment with Longeveron, with 25% vesting thereafter on the second, third and fourth anniversaries of his employment. In each case, the vesting of the equity awards will be subject to Mr. Bailey’s continued service through the applicable vesting dates. RSUs shall be expensed on a quarterly basis at the rate of $5,838 for the quarterly vesting amount of 1,250 RSUs, with a price per share of $4.67 (the closing price of the Company’s stock on September 6, 2022).

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

On April 4, 2022, the Company appointed K. Chris Min, M.D., Ph.D. as its Chief Medical Officer. Dr. Min’s employment agreement provides annual base salary of $350,000, and he will be eligible to receive a performance bonus equal to 30% of his base salary, prorated for his first year of employment. Dr. Min received a $60,000 signing bonus, with 50% of this amount paid in RSUs and 50% in stock options. Dr. Min also received two equity incentive awards: 150,000 RSUs and a stock option award exercisable for 50,000 shares. Each award will vest 25% upon the first-year anniversary of his first day of employment with Longeveron, with 25% vesting thereafter on the second, third and fourth anniversaries of his employment. In each case, the vesting of the equity awards will be subject to Dr. Min’s continued service through the applicable vesting dates. RSUs shall be expensed on a quarterly basis at the rate of $0.1 million for the quarterly vesting amount of 9,375 RSUs, with a price per share of $12.85 (the closing price of the Company’s stock on April 4, 2022). Stock options shall be expensed based upon a Black-Scholes calculation, the price per share to be expensed was $11.34 and a total cost of $0.6 million would be expensed ratably over 48 months.

On July 20, 2021, the Company granted a bonus for the completion of the IPO to Mr. Green, Mr. Lehr and Dr. Hare of $100,000, $75,000 and $75,000, respectively. The bonus was paid out in cash and RSUs with Mr. Green, Mr. Lehr and Dr. Hare receiving 8,223, 6,167 and 12,335 RSUs each, respectively. The RSU were issued based on a fair market value at the time of grant, July 20, 2021, of $6.08.

As of September 30, 2022, and December 31, 2021, the Company had 301,763 and 196,751, respectively RSUs outstanding (unvested).

RSU activity for the nine months ended September 30, 2022, was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2021	196,751
RSU granted	285,189
RSUs vested	(152,117)
RSU expired/forfeited	(28,060)
Outstanding (unvested) at September 30, 2022	301,763

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

The fair value of the options issued are estimated using the Black-Scholes option-pricing model and have the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility of 95%; and risk-free interest rate based on the grant date ranging from of 1.23% to 2.14%. Each option grant made during 2021 and during the nine months ended September 30, 2022, will be expensed ratably over the option vesting periods, which approximates the service period.

As of September 30, 2022, the Company has recorded issued and outstanding options to purchase a total of 402,036 shares of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $9.99 per share. Also, as of December 31, 2021, the Company has recorded issued and outstanding options to purchase a total of 304,449 shares of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $5.96 per share.

For the nine months ended September 30, 2022:

Number of Stock Options
Stock options vested (based on ratable vesting)	134,476
Stock options unvested	267,560
Total stock options outstanding at September 30, 2022	402,036

For the year ended December 31, 2021:

Number of Stock Options
Stock options vested (based on ratable vesting)	59,773
Stock options unvested	244,676
Total stock options outstanding at December 31, 2021	304,449

Stock Option activity for the nine months ended September 30, 2022, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	304,449	$5.96
Options granted	174,160	$10.00
Options exercised	(374)	$5.73
Options expired/forfeited	(76,199)	$6.08
Outstanding at September 30, 2022	402,036	$9.99

On September 6, 2022, the Company granted an award of 10,000 Class A Common Stock options to an employee. The stock option award has a four-year vesting period, vesting 25% per year, and has an exercise price of $4.67. Based upon a Black-Scholes calculation, the price per share to be expensed was $4.15 and a total cost of less than $0.1 million would be expensed ratably over 48 months.

On June 3, 2022, the Company granted an award of 5,000 Class A Common Stock options to Mr. Lehr. The stock option award vested upon the grant date and has an exercise price of $8.73. Based upon a Black-Scholes calculation, the price per share to be expensed was $7.73 and a total cost of less than $0.1 million was expensed on the grant date.

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

For the nine months ended September 30, 2022 and 2021, the equity-based compensation expense amounted to approximately $1.9 million ($0.5 million for the three months ended September 30, 2022) and $6.0 million ($2.5 million for the three months ended September 30, 2021), respectively, which is included in the research and development and general and administrative expenses in the statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the remaining unrecognized equity-based compensation (which includes RSUs and stock options) of approximately $3.2 million will be recognized over approximately 3.9 years.

9. Commitments and Contingencies

Master Services Agreements:

As of September 30, 2022, the Company had three active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of approximately $3.6 million over the next two years.

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

Consulting Services Agreements:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its CSO. Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. As of September 30, 2022, and December 31, 2021, the Company had an accrued balance due to the CSO of $0.2 million under the consulting services agreement.

On February 16, 2022, the Company entered into a ten-month extension to a consulting arrangement with GVC Strategies a Company owned by Neil Hare, a member of the Board of Directors and brother of Dr. Joshua Hare, to provide public relations services. Under the terms of this agreement GVC Strategies receives a $10,000 per month advance retainer. As of September 30, 2022, and December 31, 2021, the Company did not have an outstanding balance.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a Dr. Joshua Hare’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019, and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to 16,755 Class A common stock shares. As of September 30, 2022, and December 31, 2021, the Company owed less than $0.1 million, pursuant to this agreement, which is included in accounts payable in the accompanying September 30, 2022, and December 31, 2021 balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an exclusive license agreement with UM for the use of certain stem cell aging-related frailty technology rights developed by the CSO while employed at UM. The Company recorded the value of the membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay UM up to 3% of net sales on products or services developed from the technology. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology. Under the agreement, the Company is required to pay an annual fee to UM. On December 11, 2017, the original agreement with UM was amended. The amendment provided that for a $5,000 fee the dates of the milestone completions were amended and replaced as follows: (a) by December 31, 2021, to have completed Phase II clinical trials for the products; and (b) by September 1, 2025, to have completed Phase III clinical trials for products. In addition, one-year extensions may be granted on these milestone dates by making a payment of $5,000. Upon completion of the Phase II clinical trials, a milestone payment of $250,000 is due. Upon completion of the Phase III clinical trials, a milestone payment of $750,000 is due. As of September 30, 2022, the Company had accrued $71,667 based on the terms of the agreement. In addition, on November 14, 2014, as required by the license agreement the Company issued 20,000 series C membership units valued at $0.5 million to UM. The Company recorded this $500,000 as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years.

The UM agreement was further amended on March 3, 2021, to increase the license fee due to UM. The Company agreed to pay UM an additional fee, which will be recorded as legal costs, of $0.1 million, to defray patent costs, with $70,000 due within thirty (30) days of the effective date of the amendment, and the remainder to be paid in equal installments of $7,500 on the 2nd, 3rd, and 5th year anniversaries of the effective date. The Company also agreed to issue an additional 110,387 unregistered shares of Class A Common Stock to UM. The Company and UM agreed to the following modification of the milestone payments: (a) No payment will be due upon the completion of Phase 2 clinical trials for the product; (b) a one-time payment of $0.5 million, payable within six months of the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (c) a one-time payment of $0.5 million payable within six months of the receipt by the Company of approval for the first new drug application (“NDA”), biologics application (“BLA”), or other marketing or licensing application for the product; and (d) a one-time payment of $0.5 million payable within six months of the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendment also provided for the Company’s license of additional technology, to the extent not previously included in the UM License and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS IND with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMHMD, for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty, 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the nine months ended September 30, 2022, or year ended December 31, 2021 pertaining to this agreement.

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

Contingencies – COVID-19 Pandemic

The Company continues to monitor new developments on how the COVID-19 pandemic is affecting the Company’s employees, business, and clinical trials. During the initial stages associated with the spread of COVID-19, the Company instructed all employees who could perform their essential employment duties from home to do so. The Company’s laboratory scientists, cell-processing scientists and other manufacturing personnel continued to work from its GMP facility and headquarters on a day-to-day basis, and as such, cell production was minimally impacted. Certain other employees continue to maintain a fully remote or “hybrid” work arrangement as their roles allow. When the pandemic began to emerge in the U.S., most of the Company’s ongoing clinical trials had completed enrollment. However, a few subjects that were on-study and in follow-up experienced difficulties in adhering to the protocol visit schedule. Because the Company primarily enrolls older adults in its trials, who are at particular risk for poor outcomes related to COVID-19 infection, the Company experienced some disruption in executing the follow-up visits in its studies. These disruptions resulted in challenges that included temporary clinical site closures, the inability to leave a residence due to regional “stay-at-home” orders and an unwillingness of trial subjects to leave their residence to visit the hospital or clinic. To minimize and mitigate these disruptions, the Company conducted remote visits (via telemedicine), arranged for in-home visits for phlebotomy in order to collect blood samples and other protocol-specific assessments, and amended protocols to increase the window of time for follow-up visits. Despite these efforts, several subjects missed follow-up visits, had their follow up visit outside of the protocol-defined time-window, or withdrew from the trial prior to completion. Regardless, given the steps implemented by Longeveron, the cumulative instances were few and did not appear to have a material impact on its now-completed Phase 2b Aging Frailty study, Phase 1 Vaccine trial, Phase 1 Alzheimer’s disease trial, and Phase 1 HLHS clinical trial.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $71,000 and $49,000 to the Plan during the nine months ended September 30, 2022 and 2021, respectively and $20,000 and $18,000 for the three months ended September 30, 2022 and 2021, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Nine months ended September 30,
	2022	2021
Equity awards	704	1,219
Warrants	1,271	106
Total	1,975	1,325

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

Overview and Recent Developments

Overview

We are a clinical stage biotechnology company developing regenerative medicines to address unmet medical needs. The Company’s lead investigational product is Lomecel-B™, an allogeneic medicinal signaling cell (MSC) therapy product isolated from the bone marrow of young, healthy adult donors. Lomecel-B™ has multiple modes of action that include pro-vascular, pro-regenerative, and anti-inflammatory mechanisms, promoting tissue repair and healing with broad potential applications across a spectrum of disease areas.

We are currently pursuing three pipeline indications: Hypoplastic Left Heart Syndrome (HLHS), Aging Frailty, and Alzheimer’s disease (AD). Our mission is to advance Lomecel-B and other cell-based product candidates into pivotal Phase 3 trials, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

Our philosophy is that healthy aging can be improved through regenerative medicine approaches. Life expectancy has substantially increased over the past century as a result of medical and public health advancements. However, this increase in longevity has not been paralleled by the number of years a person is expected to live in relatively good health, with limited chronic disease and disabilities of aging – a period known as healthspan. As we age, we experience a decline in our own stem cells; a decrease in immune system function, known as immunosenescence; diminished blood vessel functioning; chronic inflammation, known as “inflammaging”; and other aging-related declines. Our preliminary clinical data suggest that Lomecel-B can potentially address these problems through multiple mechanisms of action, or MOAs, that simultaneously target key aging-related processes.

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

●	Advance Lomecel-B and other regenerative medicine products to market. We are advancing Lomecel-B into later stage clinical trials for the purpose of achieving commercialization in one or more indications. Our studies throughout the clinical development process are intended to generate safety and efficacy data needed to advance these programs and establish foundations for subsequent development and expansion into new areas. We will continue to leverage our technical and clinical expertise, and relationships with clinical investigators, treatment centers, and other key stakeholders, to explore new opportunities.

●	Expand our manufacturing capabilities to commercial-scale production. We operate a good manufacturing practice (GMP) – compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy future commercial demand should Lomecel-B achieve commercialization.

●	Non-dilutive funding. Our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.5 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the NIH, Alzheimer’s Association, and Maryland Stem Cell Research Fund (MSCRF). These prestigious funding awards are non-dilutive and allow us to collaborate with state and federal partners in pursuing safe and effective therapeutics for disorders that have few, if any, available approved treatments.

●	Continue to develop our existing international programs. We have selected Japan as our first non-U.S. territory for a randomized, double-blinded, placebo-controlled clinical trial to evaluate Lomecel-B for Aging Frailty. We may explore other indications in Japan, and potentially pursue Aging Frailty and other indications in additional international locations for further development and commercialization.

●	Collaboration arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, commercialization or other collaboration agreements for the purpose of commercializing Lomecel-B and other products domestically and internationally.

●	Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we continue to actively explore promising potential additions to our pipeline of product candidates.

●	Continue to expand our intellectual property portfolio. Our intellectual property is vitally important to our business strategy, and we take significant steps to develop this property and protect its value. Results from our ongoing research and development efforts are intended to add to our existing intellectual property portfolio.

Impact of COVID-19 Pandemic and other Macroeconomic Conditions

We continue to monitor new developments on the effects of COVID-19 on our employees, business, and clinical trials. During the initial stages associated with the spread of COVID-19, we instructed all employees who could perform their essential employment duties from home to do so. Our laboratory scientists, cell-processing scientists and other manufacturing personnel continued to work from our GMP facility and headquarters on a day-to-day basis, and as such, cell production was minimally impacted. Certain other employees continue to maintain a fully remote or “hybrid” work arrangement as their roles allow. When the pandemic began to emerge in the U.S., most of our ongoing clinical trials had completed enrollment. However, a few subjects that were on-study and in follow-up experienced difficulties in adhering to the protocol visit schedule. Because we primarily enroll older adults in our trials, who are at particular risk for poor outcomes related to COVID-19 infection, we experienced some disruption in executing the follow-up visits in our studies. These disruptions resulted in challenges that included temporary clinical site closures, the inability to leave a residence due to regional “stay-at-home” orders and an unwillingness of trial subjects to leave their residence to visit the hospital or clinic. To minimize and mitigate these disruptions, we conducted remote visits (via telemedicine), arranged for in-home visits for phlebotomy in order to collect blood samples and other protocol-specific assessments, and amended protocols to increase the window of time for follow-up visits. Despite these efforts, several subjects missed follow-up visits, had their follow up visit outside of the protocol-defined time-window, or withdrew from the trial prior to completion. Regardless, given the steps implemented by Longeveron, the cumulative instances were few and did not appear to have a material impact on our now-completed Phase 2b Aging Frailty study, Phase 1 Vaccine trial, Phase 1 Alzheimer’s disease trial, and Phase 1 HLHS clinical trial.

In July 2020 the Bahamian government halted travel from the U.S. into The Bahamas, which resulted in the temporary cessation of participation in The Bahamas Registry Trial. While this travel restriction has since been lifted, participation in the Registry Trial has not completely been restored.

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

Recent Developments

Lomecel-B for Hypoplastic Left Heart Syndrome (HLHS):

●	The ELPIS II trial (Phase 2a) continues to enroll infants in the 38-patient, 2-arm, parallel design, randomized (1:1), blinded, controlled trial intended to evaluate the safety and efficacy of Lomecel-B injection into the right ventricle of children born with HLHS who are undergoing Stage II reconstructive cardiac surgery. All seven planned clinical sites have now been activated for screening and enrollment, and we are continuing to monitor timelines for the trial as patients continue to be enrolled.

●	A manuscript detailing the full Phase 1 (“ELPIS I”) trial results (the top-line data having been previously announced on September 9, 2021), was released on the pre-print server MedRxiv and is in the submission process at peer-reviewed journal(s), with acceptance and publication currently anticipated in the fourth quarter of 2022.

Lomecel-B for Aging Frailty:

●	In collaboration with Dr. Hidenori Arai, president of the National Center for Geriatrics and Gerontology (NCGG) in Japan and primary investigator of the investigator-initiated Japan Aging Frailty Phase 2 trial, we have focused the strategy in Japan toward an approval under Japan’s Act on the Safety of Regenerative Medicine (ASRM). The trial initiated in October of 2022 and the first patient is expected to be enrolled before the end of 2022. This trial is a 3-arm, parallel design, randomized (1:1:1), placebo-controlled, double-blind single infusion study of two different dose levels of Lomecel-B being conducted by our clinical partners at the NCGG (Nagoya), and Juntendo University Hospital (Tokyo).

●	A manuscript detailing the full Phase 2b Aging Frailty trial results (the top-line data having been previously announced on was on August 13, 2021), is in the submission process at peer-reviewed journal(s), with acceptance and publication currently anticipated in 2022

Lomecel-B for Alzheimer’s disease:

●	In January 2022, we initiated enrollment of a 48-patient, 4-arm, parallel design, randomized (1:1:1:1) Phase 2a clinical trial of Lomecel-B infusion in patients with mild Alzheimer’s disease. This study is intended to evaluate the safety of single and multiple administrations of Lomecel-B compared to placebo according to the following treatment groups:

o	Group 1 (n=12): Placebo infusion (zero cells) on day 0, weeks 4, 8 and 12

o	Group 2 (n=12): Lomecel-B infusion (25 million cells) on day 0, followed by placebo infusions at Weeks 4, 8 and 12

o	Group 3 (n=12): Lomecel-B infusion (25 million cells) on day 0, weeks 4, 8, and 12

o	Group 4 (n=12): Lomecel-B infusion (100 million cells) on day 0, weeks 4, 8, and 12

●	Other endpoints in the Phase 2a trial include brain volumetry by MRI, biomarkers relevant to inflammation and endothelial/vascular systems, and measures of cognitive function. We have activated 10 of a total of 12 clinical sites to facilitate enrollment and have now successfully enrolled 48 out of the 48 planned patients. We completed the full enrollment of this study in October 2022. Further details about the trial design can be found on clinicaltrials.gov by entering trial identifier NCT05233774.

Lomecel-B for Acute Respiratory Distress Syndrome (ARDS) caused by either Covid-19 or Influenza Infection:

●	The two-cohort, 70 patient (35 patients per cohort) Phase 1 trial has been discontinued due to changes in the landscape of this disease resulting in a lack of patients suffering from the condition resulting in an inability to enroll patients into this study.

Components of Our Results of Operations

Revenue

We have generated revenue from three sources:

●	Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.5 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the NIH, Alzheimer’s Association, and Maryland Stem Cell Research Fund (MSCRF).”

●	The Bahamas Registry Trial. Participants in The Bahamas Registry Trial pay us a fee to receive Lomecel-B, imported into The Bahamas, and administered at one of two private medical clinics in Nassau. While Lomecel-B is considered an investigational product in The Bahamas, under the approval terms received from the National Stem Cell Ethics Committee, we are permitted to charge a fee for participation in the Registry Trial. The fee is recognized as revenue and is used to pay for the costs associated with manufacturing and testing of Lomecel-B, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. Lomecel-B is considered an investigational treatment in The Bahamas and is not licensed for commercial sale.

●	Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities.

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

Income Taxes

As of December 31, 2021, we are treated as a C corporation for federal and state income tax purposes. Prior to February 12, 2021, we were treated as a partnership for federal and state income tax purposes, whereby we passed our earnings and losses through to our members based on the terms of our Operating Agreement. No provision for income taxes has been recorded for the years ended December 31, 2021, and 2020. We may incur income taxes in the future if we have earnings. At this time the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)
Revenues	$265	$232	$32
Cost of revenues	173	68	105
Gross profit	92	164	(72)
Expenses
General and administrative	2,074	2,996	(922)
Research and development	2,960	2,048	912
Selling and marketing	245	25	220
Total operating expenses	5,279	5,069	210

Loss from operations	(5,187)	(4,905)	(283)
Interest expense	-	(1)	1
Other (expense) income	(57)	51	(108)
Net loss	$(5,244)	$(4,855)	$(389)

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended September 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively. Grant revenue for each of the three months ended September 30, 2022 and 2021 was $55,000 and $68,000, respectively. Grant revenue for the three months ended September 30, 2022, was approximately $13,000, or 19% lower when compared to the same period in 2021, primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for each of the three months ended September 30, 2022 and 2021 was $210,000 and $164,000, respectively. Clinical trial revenue for the three months ended September 30, 2022, was approximately $46,000, or 28%, higher when compared to the same period in 2021. During the second quarter of 2022, clinical trial revenue increased as a result of an increase in participant demand in the Bahamas Registry Trial.

Related cost of revenues was approximately $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Cost of revenues for the three months ended September 30, 2022, was approximately $0.1 million, or 153%, higher when compared to the same period in 2021, primarily due to increased cost of revenues for the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Gross profit for the three months ended June 20, 2022, was less than $0.1 million, or 44% lower when compared to the same period in 2021.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2022, decreased to approximately $2.1 million, compared to $3.0 million for the same period in 2021. The decrease of approximately $0.9 million, or 31%, was primarily related to a decrease of $1.2 million in equity-based compensation expenses allocated to general and administrative expenses. However, expenses related to legal and consulting services increased by $0.3 million in the three months ended September 30, 2022, compared to the same period in 2021.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2022, increased to approximately $2.9 million, from approximately $2.0 million for the same period in 2021. The increase of $0.9 million, or 45%, was primarily due to an increase of $1.8 million in research and development expenses that were not reimbursable by grants. This increase was partially offset by a decrease in equity-based compensation allocated to research and development expenses which decreased from $0.9 million for the three months ended September 30, 2021, to $0.1 million for the same period in 2022. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended September 30,
	2022	2021
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$1,737	$455
Supplies and costs to manufacture Lomecel-B	287	100
Employee compensation and benefits	569	360
Equity-based compensation	101	878
Depreciation	184	182
Amortization	56	55
Travel	16	18
Other activities	10	-
	$2,960	$2,048

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended September 30, 2022 and 2021 were approximately $0.2 million and less than $0.1 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Other (Expense) Income: Other expense for the three months ended September 30, 2022, was less than $0.1 million. Other expense consisted of an unrealized loss of $0.1 million from short-term investments and interest income of $0.1 million. Other income for the three months ended September 30, 2021, was less than $0.1 million. Other income was primarily the result of $42,000 received in rental payments recorded from a sublease, and $22,000 from federal research tax credits.

Net Loss: Net loss increased to approximately $5.2 million for the three months ended September 30, 2022, from a net loss of 4.9 million for the same period in 2021. The increase in the net loss of $0.3 million, or 8%, was for reasons outlined above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)
Revenues	$1,101	$1,097	$4
Cost of revenues	549	576	(27)
Gross profit	552	521	31
Expenses
General and administrative	6,481	8,454	(1,973)
Research and development	6,107	5,359	748
Selling and marketing	766	132	634
Total operating expenses	13,354	13,945	(591)

Loss from operations	(12,802)	(13,424)	622
Non-operating Lawsuit expense	(1,398)	-	(1,398)
Forgiveness of Paycheck Protection Program loan	-	300	(300)
Interest expense	(1)	(3)	3
Other (expense) income	(177)	151	(328)
Net loss	$(14,378)	$(12,976)	$(1,401)

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the nine months ended September 30, 2022 and 2021 were approximately $1.1 million. Revenues for the nine months ended September 30, 2022, were approximately $4,000, or 0% higher when compared to the same period in 2021. Grant revenue for the nine months ended September 30, 2022 and 2021 was $0.2 million and $0.6 million, respectively. Grant revenue for the nine months ended September 30, 2022, was approximately $0.4 million, or 57% lower when compared to the same period in 2021, primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which comes from the Bahamas Registry Trial, for the nine months ended September 30, 2022 and 2021 was $0.9 million and $0.5 million, respectively. Clinical trial revenue for the nine months ended September 30, 2022, was approximately $0.3 million, or 58%, higher when compared to the same period in 2021. During the second quarter of 2022, clinical trial revenue increased as a result of an increase in participant demand.

Related cost of revenues was approximately $0.5 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. Cost of revenues for the nine months ended September 30, 2022, was approximately $27,000, or 5%, less when compared to the same period in 2021, primarily due to decreased cost of revenues for the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. Gross profit for the nine months ended September 30, 2022, was approximately $31,000 or 6% higher when compared to the same period in 2021.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2022, decreased to approximately $6.5 million, compared to $8.5 million for the same period in 2021. The decrease of approximately $2.0 million, or 23%, was primarily related to a decrease of $2.3 million in equity-based compensation expenses allocated to general and administrative expenses. However, expenses related to legal and consulting services increased by $0.4 million in the nine months ended September 30, 2022, compared to the same period in 2021. In addition, employee benefit expenses increased by $0.4 million, which included expenses related to employee recruitment expenses.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2022, increased to approximately $6.1 million, from approximately $5.4 million for the same period in 2021. The decrease of $0.7 million, or 14%, was primarily due to an increase an increase of $2.6 million in research and development expenses that were not reimbursable by grants. This increase was offset by a decrease in equity-based compensation allocated to research and development expenses, which decreased from $2.1 million for the nine months ended September 30, 2021, to $0.3 million for the same period in 2022. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Nine Months Ended September 30,
	2022	2021
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$2,867	$1,214
Supplies and costs to manufacture Lomecel-B	532	362
Employee compensation and benefits	1,579	860
Equity-based compensation	298	2,097
Depreciation	501	545
Amortization	156	138
Travel	57	46
Other activities	117	97
	$6,107	$5,359

Selling and Marketing Expenses: Selling and marketing expenses for the nine months ended September 30, 2022 and 2021 were approximately $0.8 million and $0.1 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Non-operating Lawsuit expense: Non-operating Lawsuit expense for the nine months ended September 30, 2022, was approximately $1.4 million. This expense was deemed probable and therefore the amount was accrued in this period. Additional detail can be found in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses.

Forgiveness of Paycheck Protection Program loan: Forgiveness of the Paycheck Protection Program loan for the nine months ended September 30, 2022, decreased to approximately $0 million, compared to $0.3 million for the same period in 2021. The decrease of $0.3 million, or 100% was due to the non-recurring nature of the forgiveness of the PPP loan.

Other (Expense) Income: Other expense for the nine months ended September 30, 2022, was $0.2 million for unrealized loss on investments. Other income was primarily the result of $102,000 received in rental payments recorded from a sublease, $8,000 from recorded investment income, $24,000 from federal research tax credits and $17,000 from a gain resulting from an equity exchange.

Net Loss: Net loss increased to approximately $14.4 million for the nine months ended September 30, 2022, from a net loss of 13.0 million for the same period in 2021. The increase in the net loss of $1.4 million, or 11%, was a result of the items outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(11,661)	$(8,355)
Net cash provided by investing activities	(107)	(9,381)
Net cash (used in) provided by financing activities	(316)	26,658
Change in cash and cash equivalents	$(12,084)	$8,922

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2022, was $11.7 million, consisting primarily of our net loss of $14.4 million as we incurred $1.4 million in non-operating lawsuit expenses, $1.9 million in equity-based compensation expenses and $0.5 million in prepaid insurance expenses. Net cash used in operating activities for the nine months ended September 30, 2021, was $8.4 million, consisting primarily of our net loss of $13.0 million as we incurred expenses associated with research activities for our lead product candidate and incurred general and administrative expenses; including $6.0 million of equity-based compensation recorded for RSUs and stock options granted.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2022, was $0.1 million consisting primarily of a decrease in short-term investments and purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2021, was $9.4 million, consisting primarily of an increase of $9.2 million in short-term investments.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2022, was $0.3 million for the payment of taxes upon vesting of RSUs. Net cash provided by financing activities for the nine months ended September 30, 2021, was $26.7 million consisting primarily of: $26.1 million in net proceeds received from our IPO.

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

To date, we have financed our operations primarily through our IPO, private placement equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $77.2 million in gross proceeds from the issuance of equity. As of September 30, 2022, the Company had cash, and cash equivalents of $13.6 million, short-term investments of $8.7 million and working capital of approximately $19.5 million.

Grant Awards

From inception through September 30, 2022, we have been awarded approximately $11.5 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred or supplies, and materials are received. As of September 30, 2022, and December 31, 2021, the amount of unused grant funds that were available for us to draw was approximately $0.1 million and $0.8 million, respectively.

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

Grant awards arise from submitting detailed research proposals to granting agencies and winning a highly competitive and rigorous application review and process that is judged on the merits of the proposal. There are typically multiple applicants applying and competing for a finite amount of funds. As such we cannot be sure that we will be awarded grant funds in the future despite our past success in receiving such awards.

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

We currently have no credit facility or committed sources of capital. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product candidates development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

In order to meet our operational goals, we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing will likely result in dilution to stockholders, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Contractual Obligations and Commitments

As of September 30, 2022, we have $3.6 million in operating lease obligations and in contract research organization payment obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the statements of operations. Management determined that there was no impairment of long-lived assets during the three months ended September 30, 2022 and 2021.

Deferred revenue. The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying balance sheets. For the nine months ended September 30, 2022 and 2021, the Company recognized $0.1 million and $0 of funds that were previously classified as deferred revenue ($0.1 million and $0 million, respectively for the three months ended September 30, 2022 and 2021, respectively). Due to the MSCRF – TEDCO – grant ARDS program being discontinued, the $0.4 million recorded as deferred revenue will be reversed when the funds are returned to MSCRF – TEDCO.

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

We recognize revenue when performance obligations related to respective revenue streams are met. For grant revenue, we consider the performance obligation met when the grant related expenses are incurred or supplies and materials are received. For clinical trial revenue, we consider the performance obligation met when the participant has received the therapy. For contract manufacturing revenue, we consider the performance obligation met when the contractual obligation and/or statement of work has been satisfied.

Cost of revenues. We record cost of revenues based on expenses directly related to revenue. For grant revenue, we record allocated expenses for research and development costs to a grant as a cost of revenues. Expenses directly related to clinical trial revenue are allocated and accrued as incurred. These expenses are similar to those described in the “Research and development expense” section of the Notes to the Condensed Financial Statements in this 10-Q.

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

Equity-based compensation. We account for equity-based compensation expense by the measurement and recognition of compensation expense for unit-based awards based on estimated fair values on the date of grant. The fair value of incentive awards is estimated at the date of the grant using a Black-Scholes option-pricing model.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, which is a law intended to encourage funding of small businesses in the U.S. by easing certain securities regulations, and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continuously monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

As previously disclosed in our 10-Q filed with the SEC on November 12, 2021, a securities class action lawsuit was filed on September 13, 2021, against the Company and certain of our directors and officers in the United States District Court for the Southern District of Florida. On April 26, 2022, plaintiff filed an amended complaint with related allegations. The complaint, as amended, alleges that there were materially false and misleading statements made (or omissions of material information) in the Company’s initial public offering documents and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of federal securities laws. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during said period. On July 12, 2022, all parties preliminarily agreed to settle the action for approximately $1.4 million, which amount was accrued as of September 30, 2022, and included in accrued expenses on the accompanying unaudited September 30, 2022 balance sheet. The parties are in the process of documenting the settlement and full release, which will be subject to Court approval.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the 2021 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	4,726	$5.94
August 1-31, 2022	-	-
September 1-30, 2022	-	-
Total	4,726	$5.94

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

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

LONGEVERON INC.

Date: November 14, 2022	/s/ K. Christopher Min
Dr. K. Christopher Min
Interim Chief Executive Officer and Chief Medical Officer
(principal executive officer)

Date: November 14, 2022	/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial and accounting officer)