Form 10-Q
period 2023-03-31
Longeveron Inc.
filed 2023-05-12
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 6,226,225 shares of Class A common stock, $0.001 par value per shares, and 14,855,539 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,984	$10,503
Marketable securities	8,693	9,155
Prepaid expenses and other current assets	1,097	404
Accounts and grants receivable	96	218
Total current assets	14,870	20,280
Property and equipment, net	2,810	2,949
Intangible assets, net	2,425	2,409
Right-of-use (ROU) asset	1,456	1,531
Other assets	247	244
Total assets	$21,808	$27,413
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$457	$1,751
Accrued expenses	613	650
Current portion of lease liability	571	564
Estimated lawsuit liability	1,398	1,398
Deferred revenue	556	506
Total current liabilities	3,595	4,869
Long-term liabilities:
Lease liability	1,895	2,041
Total long-term liabilities	1,895	2,041
Total liabilities	5,490	6,910
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2023, and December 31, 2022.	-	-
Class A Common Stock, $0.001 par value per share, 84,295,000 shares authorized, 6,163,050 shares issued and outstanding at March 31, 2023: 6,127,320 issued and outstanding, at December 31, 2022	6	6
Class B Common Stock, $0.001 par value per share, 15,705,000 shares authorized, 14,871,085 shares issued and outstanding at March 31, 2023: 14,891,085 issued and outstanding, at December 31, 2022	15	15
Additional paid-in capital	84,116	83,712
Stock subscription receivable	(100)	(100)
Accumulated deficit	(67,420)	(62,773)
Accumulated other comprehensive loss	(299)	(357)
Total stockholders’ equity	16,318	20,503
Total liabilities and stockholders’ equity	$21,808	$27,413

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues
Clinical trial revenue	$238	$310
Grant revenue	41	60
Total revenues	279	370
Cost of revenues	203	205
Gross profit	76	165

Operating expenses
General and administrative	1,855	1,980
Research and development	2,780	1,292
Selling and marketing	157	287
Total operating expenses	4,792	3,559
Loss from operations	(4,716)	(3,394)
Other income and (expenses)
Other income (expenses), net	69	(116)
Total other income and (expenses), net	69	(116)
Net loss	$(4,647)	$(3,510)
Basic and diluted net loss per share	$(0.22)	$(0.17)
Basic and diluted weighted average common shares outstanding	21,033,610	20,911,203

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net loss	$(4,647)	$(3,510)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities	$58	$-
Total comprehensive loss	$(4,589)	$(3,510)

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	6,127,320	$6	14,891,085	$15	$(100)	$83,712	$(62,773)	$(357)	$20,503
Conversion of Class B common stock for Class A common stock	20,000	-	(20,000)	-	-	-	-	-	-
Class A Common Stock, issued for RSUs vested	20,161	-	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested	(4,431)	-	-	-	-	(17)	-	-	(17)
Equity-based compensation	-	-	-	-	-	421	-	-	421
Unrealized loss attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	58	58
Net loss	-	-	-	-	-	-	(4,647)	-	(4,647)
Balance at March 31, 2023	6,163,050	$6	14,871,085	$15	$(100)	$84,116	$(67,420)	$(299)	$16,318

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	5,175,361	$5	15,702,834	$16	$(100)	$81,470	$(43,938)	$-	$37,453
Conversion of Units into Class A and B common stock	117,772	-	(117,772)	-	-	-	-	-	-
Class A Common Stock, issued for RSUs vested	44,006	-	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested	(10,626)	-	-	-	-	(128)	-	-	(128)
Equity-based compensation	-	-	-	-	-	491	-	-	491
Net loss	-	-	-	-	-	-	(3,510)	-	(3,510)
Balance at March 31, 2022	5,326,512	$5	15,585,062	$16	$(100)	$81,833	$(47,448)	$-	$34,306

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,647)	$(3,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	188
Interest earned on marketable securities	72	54
Equity-based compensation	421	491
Changes in operating assets and liabilities:
Accounts and grants receivable	122	(41)
Prepaid expenses and other current assets	(694)	(908)
Other assets	(2)	(57)
Accounts payable	(1,294)	(7)
Deferred revenue	50	306
Accrued expenses	(38)	(604)
ROU asset and lease liability	(76)	(64)
Net cash used in operating activities	(5,848)	(4,152)
Cash flows from investing activities
Proceeds from the sale of Marketable securities	461	885
Acquisition of property and equipment	(42)	(47)
Acquisition of intangible assets	(73)	(71)
Net cash provided by investing activities	346	767
Cash flows from financing activities
Payments for taxes on RSUs vested	(17)	(141)
Net cash used in financing activities	(17)	(141)
Change in cash and cash equivalents	(5,519)	(3,526)
Cash and cash equivalents at beginning of the period	10,503	25,658
Cash and cash equivalents at end of the period	$4,984	$22,132
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs into Class A Common Stock	$(68)	$(379)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Three Month Periods Ended March 31, 2023 and 2022

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

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

The accompanying interim condensed balance sheet as of March 31, 2023, and the condensed statements of operations, statement of comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2022 Annual Report on Form 10-K filed with the Securities & Exchange Commission (SEC) on March 14, 2023.

Liquidity:

Since inception, the Company has primarily been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the U.S. Food and Drug Administration (“FDA”), and has only generated revenues from grants, clinical trials and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company intends to continue its efforts to raise additional equity financing, develop its intellectual property, and secure regulatory approvals to commercialize its products. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s approved products, if any. These condensed financial statements do not include adjustments that might result from the outcome of these uncertainties.

The Company has incurred recurring losses from operations since its inception, including a net loss of $4.6 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $67.4 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of March 31, 2023, the Company had cash, and cash equivalents of $5.0 million and marketable securities of $8.7 million. The Company has prepared a cash flow forecast which indicates that it does not have sufficient cash to meet its minimum expenditure commitments for one year from the date these condensed financial statements are available to be issued and therefore needs to raise additional funds to continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. To address the future funding requirements, management has undertaken the following initiatives:

●	the Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction or consummate a transaction at favorable pricing;

●	the Company will attempt to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners;

●	the Company plans to pursue potential partnerships for pipeline programs, however, there can be no assurances that it can consummate such transactions;

●	the Company will continue to support its Bahamas Registry to generate revenue; and

●	since 2016 our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.5 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the National Institutes of Health (NIH), Alzheimer’s Association, and Maryland Stem Cell Research Fund (MSCRF), and the Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.

The Company’s condensed financial statements do not include any adjustments to the assets’ carrying amount, to the expenses presented and to the reclassification of the condensed balance sheets items that could be necessary should the Company be unable to continue its operations.

2. Summary of Significant Accounting Policies

Basis of presentation:

The condensed financial statements of the Company were prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Certain reclassifications have been made to prior year condensed financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders’ equity or cash flows as previously reported.

Use of estimates:

The presentation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Standard Updates

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any, that the implementation of such proposed standards would have on the Company’s condensed financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The adoption of the standard as of January 1, 2023 did not have a material impact on the Company’s condensed financial statements; however, the Company did record a net unrealized loss in the statement of comprehensive loss for the three month period ended March 31, 2023.

Cash and cash equivalents:

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Marketable securities:

Marketable securities at March 31, 2023 and December 31, 2022 consisted of marketable fixed income securities, primarily corporate bonds, as well as U.S. Government and agency obligations which are categorized as available for sale securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the condensed statement of operations. Changes in net unrealized gains and losses are reported in other comprehensive loss and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized losses were $0.3 million and $0 for the three months ended March 31, 2023 and 2022, respectively.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of March 31, 2023, and December 31, 2022 are certain to be collected, and no amount has been recognized for doubtful accounts. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	March 31, 2023	December 31, 2022
National Institutes of Health – Grant	$96	$218
Total	$96	$218

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

Property and equipment:

Property and equipment, including improvements that extend useful lives of related assets, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the original term of the lease. Depreciation expense is recorded in the research and development line of the condensed statements of operations as the assets are primarily related to the Company’s clinical programs.

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

Payments for license agreements are amortized using the straight-line method over the estimated term of the agreements, which range from 5-20 years. Patents are amortized over their estimated useful life, once issued. The Company considers trademarks to have an indefinite useful life and evaluates them for impairment on an annual basis. Amortization expense is recorded in the research and development line of the condensed statements of operations as the assets are primarily related to the Company’s clinical programs.

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three months ended March 31, 2023 and 2022.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for Clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For the three months ended March 31, 2023 and 2022, the Company recognized $0 and $19,000 of funds that were previously classified as deferred revenue ($0.1 million and $0 million, respectively for the three months ended March 31, 2023 and 2022, respectively). Due to the MSCRF – Technology Development Corporation (TEDCO) – grant Accute Respiratory Distress Syndrome (ARDS) program being discontinued, the $0.4 million recorded as deferred revenue will be reversed when the funds are returned to MSCRF – TEDCO.

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

Revenue by source (in thousands):

	Three months ended March 31,
	2023	2022
NIH - grant	$41	$41
Clinical trial revenue	238	310
MSCRF – TEDCO - grant	-	19
Total	$279	$370

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

Income taxes:

Prior to its Corporate Conversion, the Company was treated as a partnership for U.S. federal and state income tax purposes. Consequently, the Company passed its earnings and losses through to its members based on the terms of the Company’s Operating Agreement. Accordingly, no provision for income taxes is recorded in the condensed financial statements for periods prior to the conversion.

Following the Corporate Conversion, the Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three months ended March 31, 2023 and 2022 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the offset created by the Company’s valuation allowance.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination, or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of March 31, 2023 and December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to a taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

3. Marketable securities

The following is summary of Marketable securities that the Company measures at fair value:

	Fair Value at March 31, 2023
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	$98,133	$-	$-	$98,133
U.S. government agencies	-	1,064,992	-	1,064,992
Corporate and foreign bonds	-	7,530,053	-	7,530,053
Money market funds(1)	1,190,450	-	-	1,190,450
Accrued income	66,862	-	-	66,862
Total Marketable securities	$1,355,445	$8,595,045	$-	$9,950,490

(1)	Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	$96,981	$-	$-	$96,981
U.S. government agencies	-	1,250,003	-	1,250,003
Corporate and foreign bonds	-	7,807,655	-	7,807,655
Money market funds(1)	607,263	-	-	607,263
Accrued income	64,815	-	-	64,815
Total Marketable securities	$769,059	$9,057,658	$-	$9,826,717

(2)	Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of March 31, 2023, and December 31, 2022, the Company reported accrued interest receivable related to Marketable securities of $66,862 and $64,815, respectively. These amounts are recorded in other assets on the condensed balance sheets and are not included in the carrying value of the Marketable securities.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	March 31, 2023	December 31, 2022
Leasehold improvements	10 years	$4,328	$4,328
Furniture/Lab equipment	7 years	2,303	2,264
Computer equipment	5 years	49	46
Software/Website	3 years	38	38
Total property and equipment		6,718	6,676
Less accumulated depreciation and amortization		3,908	3,727
Property and equipment, net		$2,810	$2,949

Depreciation and amortization expense amounted to approximately $0.2 million and $0.1 million for the three-month periods ended March 31, 2023 and 2022.

5. Intangible assets, net

Major components of intangible assets as of March 31, 2023, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,044	$(742)	$1,302
Patent Costs		951	-	951
Trademark costs		172	-	172
Total		$3,167	$(742)	$2,425

Major components of intangible assets as of December 31, 2022, are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(685)	$1,358
Patent Costs		887	-	887
Trademark costs		164	-	164
Total		$3,094	$(685)	$2,409

Amortization expense related to intangible assets amounted to approximately $0.1 million for each of the three-month periods ended March 31, 2023 and 2022.

Future amortization expense for intangible assets as of March 31, 2023, is approximately as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining nine months)	$168
2024	224
2025	224
2026	224
2027	224
Thereafter	238
Total	$1,302

6. Leases

The Company records a Right-of-use (ROU) asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of March 31, 2023, the ROU asset and lease liability were approximately $1.5 million and $2.5 million, respectively. As of December 31, 2022, the ROU asset and lease liability were approximately $1.5 million and $2.6 million, respectively.

Future minimum payments under the operating leases as of March 31, 2023, are as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining nine months)	$518
2024	702
2025	718
2026	735
2027	185
Total	2,858
Less: Interest	392
Present Value of Lease Liability	$2,466

During each of the three months ended March 31, 2023 and 2022, the Company incurred approximately $0.3 million of total lease costs, that are included in the general and administrative expenses in the condensed statements of operations.

On July 1, 2020, the Company entered into a sublease agreement for a portion of its leased space for a one-year period ending June 30, 2021, with optional one-year renewal periods, and $10,000 in monthly payments. The sublease was terminated in the second quarter of 2022. For the three months ended March 31, 2023, $0 was recognized as sublease income as compared to $30,000 for the same period in 2022. For the year ended December 31, 2022, $27,000 was recognized as sublease income, due to the Company receiving $17,000 of equipment and $10,000 of security deposit forfeited.

7. Stockholders’ Equity

Class A Common Stock

On January 3, 2023, a total of 20,161 RSUs granted in connection with the Company’s IPO vested, of which 18,005 were held by Company employees. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date ($3.37 on January 3, 2023) and a tax liability is calculated based on each individual’s tax bracket. As a result, on January 3, 2023, the Company recorded a tax liability of $15,000 for the employees and a corresponding tax liability for the Company of $2,000. In total, the Company paid $17,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 4,431 shares of Class A Common Stock owned by the employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

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

On June 3, 2022, a total of 26,666 RSUs that previously had been granted to our Chief Financial Officer and General Counsel vested. RSUs are taxable upon vesting based on the market value on the date of vesting. Based on a closing price of $8.73 on June 3, 2022, the Company recorded a tax liability of $55,000 for the employees and a corresponding tax liability for the Company of $2,000. In total, the Company paid $57,000 for employee and employer taxes resulting from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 6,254 shares of Class A Common Stock owned by the employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

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

On April 1, 2022, a total of 2,500 RSUs that were previously granted to a member of the Company’s Board of Directors vested.

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

During the three months ended March 31, 2023, shareholders exchanged 20,000 shares of Class B Common Stock for 20,000 shares of Class A Common Stock. During the year ended December 31, 2022, shareholders exchanged 811,749 shares of Class B Common Stock for 811,749 shares of Class A Common Stock.

Warrants

As part of the IPO, the underwriter received warrants to purchase 106,400 shares of Class A Common Stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per share and the fair value of warrants was approximately $0.5 million. During 2021, the underwriters assigned 95,760 of the warrants to its employees. As of December 31, 2021, 51,061 warrants have been exercised for Class A Common Stock shares at an exercise price of $12.00 for $612,732.

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

On March 1, 2023, the company granted Mr. Hashad a signing bonus of 50,000 Restricted Stock Units, which shall vest in quarterly installments on each of April 1, 2023, July 1, 2023, September 1, 2023, and December 31, 2023. Mr. Hashad will also be eligible to receive annual long-term equity incentive awards through 2026 consisting of 50,000 shares of time-based vesting stock options and up to 125,000 of performance share units, in accordance with the terms of the Longeveron 2021 Incentive Award Plan.

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

As of March 31, 2023, and December 31, 2022, the Company had 356,297 and 329,746, respectively RSUs outstanding (unvested).

RSU activity for the three months ended March 31, 2023, was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2022	329,746
RSU granted	50,000
RSUs vested	(23,149)
RSU expired/forfeited	-
Outstanding (unvested) at March 31, 2023	356,597

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

The fair value of the options issued are estimated using the Black-Scholes option-pricing model and have the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility of 95%; and risk-free interest rate based on the grant date ranging from of 1.23% to 3.68%. Each option grant made during 2023 and 2022, will be expensed ratably over the option vesting periods, which approximates the service period.

As of March 31, 2023 and December 31, 2022, the Company has recorded issued and outstanding options to purchase a total of 470,191 shares of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $7.07 per share.

For the three months ended March 31, 2023:

Number of Stock Options
Stock options vested (based on ratable vesting)	194,120
Stock options unvested	276,071
Total stock options outstanding at March 31, 2023	470,191

For the year ended December 31, 2022:

Number of Stock Options
Stock options vested (based on ratable vesting)	151,258
Stock options unvested	318,933
Total stock options outstanding at December 31, 2022	470,191

Stock Option activity for the three months ended March 31, 2023, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	470,191	$7.07
Options granted	-	-
Options exercised	-	-
Options expired/forfeited	-	-
Outstanding at March 31, 2023	470,191	$7.07

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

For the three months ended March 31, 2023 and 2022, the equity-based compensation expense amounted to approximately $0.4 million and $0.5 million, respectively, which is included in the research and development and general and administrative expenses in the condensed statements of operations for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the remaining unrecognized equity-based compensation (which includes RSUs and stock options) of approximately $3.2 million will be recognized over approximately 3.9 years.

9. Commitments and Contingencies

Master Services Agreements:

As of March 31, 2023, the Company had three active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services. The Company expects these agreements or amended current agreements to have total expenditures of approximately $3.5 million over the next two years.

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

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its CSO. Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. On November 16, 2022, the Company accounted for but had not issued 48,140 RSUs convertible to unregistered shares of Class A Common Stock, with an aggregate value of $0.2 million as payment for accrued expenses under the consulting agreement with the CSO. As of March 31, 2023 and December 31, 2022, the Company had an accrued balance due to the CSO of less than $0.1 million.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by a Dr. Joshua Hare’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019, and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to 16,755 Class A common stock shares. As of March 31, 2023 and December 31, 2022, the Company owed less than $0.1 million, pursuant to this agreement, which is included in accounts payable in the March 31, 2023 and December 31, 2022 condensed balance sheets.

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

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $140,000 to UM, and as of March 31, 2023 and December 31, 2022, we had accrued $92,000 and $50,000 in milestone fees payable to UM, respectively and $100,000 for patent related reimbursements based on the estimated progress to date.

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMH MD Holdings, LLC (“JMHMD”), for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty, 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology is being capitalized and amortized as incurred over 20 years. There were no license fees due for March 31, 2023 and December 31, 2022 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

Contingencies – Legal

On September 13, 2021, the Company and certain of our directors and officers were named as defendants in a securities lawsuit filed in the U.S. District Court for the Southern District of Florida and brought on behalf of a purported class. The suit alleges there were materially false and misleading statements made (or omissions of required information) in the Company’s initial public offering materials and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of the federal securities laws. The action seeks damages on behalf of a proposed class of purchasers of our Common Stock during said period. On July 12, 2022, all parties preliminarily agreed to settle the action for approximately $1.4 million, which amount was accrued as of March 31, 2023, and included in accrued expenses on the March 31, 2023 condensed balance sheet. The parties are in the process of documenting the settlement and full release, which will be subject to Court approval. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $38,000 and $32,000 to the Plan during the three months ended March 31, 2023 and 2022, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended March 31,
	2023	2022
RSUs	356	306
Stock options	470	304
Warrants	1,271	1,271
Total	2,097	1,881

12. Subsequent Events

On April 3, 2023, a total of 10,648 RSUs granted in connection with the Company’s IPO vested, of which 9,570 were held by Company employees. Based on the closing price of $2.61 on April 3, 2023, the Company recorded a tax liability of $7,000 for the employees and a corresponding tax liability for the Company of $2,000. In total, the Company paid $9,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 2,514 shares of Class A Common Stock owned by the Company’s employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

On April 18, 2023, the Company finalized the Separation Agreement dated March 31, 2023, for Dr. Min (Company’s Chief Medical Officer). In part for his agreement to a general release the Company agreed to pay Dr. Min: $112,000 as severance compensation and the immediate acceleration and vesting of 40,000 RSUs that were previously granted.

On April 19, 2023, the Company finalized the Separation Agreement effective June 9, 2023, for Mr. Clavijo (Company’s Chief Financial Officer). In part for his agreement to a general release the Company agreed to pay Mr. Clavijo $275,000 as severance compensation, three months of payment for COBRA insurance coverage and the immediate acceleration and vesting of 6,690 RSUs that were previously granted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this document, the terms “Longeveron,” “Company,” “we,” “us,” and “our” refer to Longeveron Inc. We have no subsidiaries.

This Quarterly Report on Form 10-Q (this “10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current expectations about our future results, performance, prospects and opportunities. This 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future capital raising, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

The forward-looking statements contained in this 10-Q are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this 10-Q is filed with the Securities and Exchange Commission (the “SEC”). In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this 10-Q is filed. In addition, this discussion and analysis should be read in conjunction with our unaudited condensed financial statements and notes thereto included in this 10-Q and the audited condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023 (“2022 10-K”). Operating results are not necessarily indicative of results that may occur in future periods.

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

With respect to HLHS, we are exploring the possibility that Lomecel-B™, when administered directly to the myocardium of affected infants, can improve outcomes in this devastating rare pediatric disease. The standard of care in HLHS is a series of three reconstructive surgeries, typically at 10 days, 4 months, and approximately 4 years of life. Despite these life-saving surgical interventions, it is estimated that only 50 to 60 percent of affected individuals survive until adolescence. The pro-vascular, pro-regenerative and anti-inflammatory properties of Lomecel-B™ may improve the function of the right ventricle in these infants. A previously published Longeveron Phase 1 open-label study (ELPIS I)1 indicated that such a benefit may exist when outcomes were compared to historical controls. Longeveron is currently conducting a controlled study to determine the actual benefit of Lomecel-B™ in these patients.

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

1	Sunjay Kaushal, MD, PhD, Joshua M Hare, MD, Jessica R Hoffman, PhD, Riley M Boyd, BA, Kevin N Ramdas, MD, MPH, Nicholas Pietris, MD, Shelby Kutty, MD, PhD, MS, James S Tweddell, MD, S Adil Husain, MD, Shaji C Menon, MBBS, MD, MS, Linda M Lambert, MSN-cFNP, David A Danford, MD, Seth J Kligerman, MD, Narutoshi Hibino, MD, PhD, Laxminarayana Korutla, PhD, Prashanth Vallabhajosyula, MD, MS, Michael J Campbell, MD, Aisha Khan, PhD, Eric Naioti, MSPH, Keyvan Yousefi, PharmD, PhD, Danial Mehranfard, PharmD, MBA, Lisa McClain-Moss, Anthony A Oliva, PhD, Michael E Davis, PhD, Intramyocardial cell-based therapy with Lomecel-B during bidirectional cavopulmonary anastomosis for hypoplastic left heart syndrome: The ELPIS phase I trial, European Heart Journal Open, 2023.

Summary of Clinical Development Strategy

Our core strategy is to become a world-leading regenerative medicine company through the development and commercialization of novel cell therapy products for unmet medical needs, with a focus on HLHS. Key elements of our current business strategy are as follows.

●	Focus on the execution of ELPIS II, a Phase 2 randomized controlled trial set forth in greater detail below, to measure the efficacy of Lomecel-B™ in HLHS. This trial is ongoing and is being conducted in collaboration with the National Heart, Lung, and Blood Institute through grants from the NIH.

●	Continue to develop our existing international programs. We have selected Japan as our first non-U.S. territory for a randomized, double-blinded, placebo-controlled clinical trial to evaluate Lomecel-B™ for Aging-related frailty with the aim of receiving approval under the Act on the Safety of Regenerative Medicine (ASRM) based on previous clinical data from non-Japanese as well as this Phase 2 study in Japan. We may explore conditional or full approval in Japan of Lomecel-B under the Pharmaceuticals and Medical Devices Act (PMDA) for the treatment of Aging-Related Frailty in the future. We may also explore other indications in Japan, and potentially pursue Aging-related frailty and other indications in additional international locations for further development and commercialization.

●	Continue to pursue the therapeutic potential of Lomecel-B™ in Alzheimer’s disease (AD). We have previously conducted a small Phase 1b study in which it appeared that a single dose of Lomecel-B™ may preserve cognition in patients with mild AD as compared to those who received placebo treatment. We are now conducting a small multiple-dose Phase 2 randomized placebo-controlled study in mild AD patients to determine the safety of administering up to four doses of Lomecel-B™ in this aged population. In addition to establishing safety for further investigation, we will endeavor to measure any positive effects of Lomecel-B™ in mild AD patients through a combination of cognitive and imaging endpoints as well as to determine the extent of target engagement by Lomecel-B™ in this patient population.

●	Expand our manufacturing capabilities to commercial-scale production. We operate a current good manufacturing practice (cGMP)-compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy future commercial demand should Lomecel-B™ achieve commercialization.

●	Collaborative arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, or other collaboration agreements for the purpose of eventually commercializing Lomecel-B™ and other products domestically and internationally if appropriate approvals are obtained.

●	Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we intend to actively explore promising potential additions to our pipeline.

●	Continue to expand our intellectual property portfolio. Our intellectual property is vitally important to our business strategy, and we take significant steps to develop this property and protect its value. Results from our ongoing research and development efforts are intended to add to our existing intellectual property portfolio.

Clinical Development Pipeline in 2023

We are currently in clinical development of a single product, Lomecel-B™ for three potential indications (See Figure 1).

Figure 1: Lomecel-B™ clinical development pipeline

Hypoplastic Left Heart Syndrome (HLHS). Lomecel-B™ is being investigated in an ongoing Phase 2 clinical trial (ELPIS II) under FDA IND 017677. ELPIS II is a 38-subject, randomized, double-blind, controlled clinical trial designed to evaluate safety and efficacy of Lomecel-B™ in conjunction with reconstructive surgery compared to surgery alone. The trial is funded in part by the National Heart, Lung, and Blood Institute (NHLBI, part of the NIH). The trial is continuing to enroll patients in the study and is being conducted as an investigator-initiated study led by Dr. Sunjay Kaushal through the auspices of the NHLBI at seven academic sites. This year it is anticipated that an eighth site will be added to enhance the enrollment rate. We have not provided a projection for the date of completion of this study as enrollment to date has not been sufficient to provide such a projection.

Previously, we completed a Phase 1 study under FDA investigational new drug application (IND) 017677 to evaluate the safety, tolerability and preliminary evidence of Lomecel-B™ as a combinatorial therapy to surgery for this ultra-rare congenital heart defect. Babies born with this condition have an underdeveloped left ventricle and undergo a series of three surgeries to prevent certain death. Despite these life-saving surgeries, HLHS patients still have a high early mortality rate. We are investigating whether Lomecel-B™, directly injected into the heart during the second stage HLHS open-heart surgery, is safe and can improve short- and long-term outcomes in these vulnerable patients. These outcomes include heart function, and heart-transplant-free survival. The Phase 1 study met the primary safety endpoint: no major adverse cardiac events (MACE) nor any treatment-related infections during the first month post-treatment. In addition to the 12-month evaluation of outcomes from the original study, we have continued to follow these 10 patients. On May 9th we announced that all the children enrolled in ELPIS I remain alive without the need for a heart transplant for 3.5 to 5.0 years since the time of treatment with Lomecel-B. Of these patients, five have already undergone their stage III palliation surgery. Based on historical data, approximately 20% of patients who undergo stage II palliation surgery either require a heart transplant or die from HLHS within 12 months after their surgery. Lomecel-B has received Rare Pediatric Disease (RPD) Designation and Orphan Drug Designation (ODD) and on August 24, 2022, the FDA granted Fast Track Designation for the potential treatment of HLHS with Lomecel-B™.

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

Impact of Macroeconomic Conditions

We have not to date been directly adversely impacted by the current banking sector volatility, and specifically the volatility being experienced within the regional banking sector volatility.  However, we have maintained deposits and marketable securities with a regional bank, and have made the determination, in light of the ongoing volatility and uncertainty, to transfer our deposits and marketable securities to a larger bank, so as to mitigate the likelihood of our experiencing a direct adverse impact from the ongoing volatility.

In addition, although we have experienced some supply constraints and marginal price increases, to date current macroeconomic conditions have not materially impacted our programs or our operations. We continue to monitor economic conditions in the U.S. and globally and expect to act proactively where possible to minimize the impact of continued inflation or supply constraints on materials and inventory needed for operations.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of royalty and license fees associated with our agreements with the University of Miami as well as attending and sponsoring industry, investment, organization and medical conferences and events.

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

Other Income and Expenses

Interest income consists of interest earned on cash equivalents and Marketable securities. We expect our interest income to increase due to the current cash and Marketable securities balances. Other income consists of funds earned that are not part of our normal operations. In past years they have been primarily a result of tax refunds received for social security taxes as part of a research and development tax credit program.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Increase
	2023	2022	(Decrease)
Revenues	$279	$370	$(91)
Cost of revenues	203	205	(2)
Gross profit	76	165	(89)
Expenses
General and administrative	1,855	1,980	(125)
Research and development	2,780	1,292	1,488
Selling and marketing	157	287	(130)
Total operating expenses	4,792	3,559	1,233

Loss from operations	(4,716)	(3,394)	(1,322)
Other income (expenses)	69	(116)	185
Net loss	$(4,647)	$(3,510)	$(1,137)

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.4 million, respectively. Grant revenue for each of the three months ended March 31, 2023 and 2022 was $41,000 and $60,000, respectively. Grant revenue for the three months ended March 31, 2023, was approximately $19,000, or 32% lower when compared to the same period in 2022, primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which derives from the Bahamas Registry Trial, for each of the three months ended March 31, 2023 and 2022 was $238,000 and $310,000, respectively. Clinical trial revenue for the three months ended March 31, 2023, was approximately $72,000, or 23%, lower when compared to the same period in 2022. During the first quarter of 2023, despite demand increasing from last year, the Company provided more discounts and one time price adjustments which reduced the overall revenue in the first quarter of 2023 for the Bahamas Registry Trial.

Related cost of revenues was approximately $0.2 million for each of the three months ended March 31, 2023 and 2022. Cost of revenues for the three months ended March 31, 2023, was approximately $0.1 million, or 1%, lower when compared to the same period in 2022, primarily due to increased cost of revenues for the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Gross profit for the three months ended June 20, 2022, was less than $0.1 million, or 54% lower when compared to the same period in 2022.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2023, decreased to approximately $1.9 million, compared to $2.0 million for the same period in 2022. The decrease of approximately $0.1 million, or 6%, was primarily related to a decrease of equity-based compensation expenses allocated to general and administrative expenses and expenses related to professional fees.

Research and Development Expenses: Research and development expenses for the three months ended March 31, 2023, increased to approximately $2.8 million, from approximately $1.3 million for the same period in 2022. The increase of $1.5 million, or 115%, was primarily due to an increase of $1.2 million in research and development expenses related to the completion of enrollment and clinical trial milestone payments being incurred for the Alzheimer’s clinical trial and setup costs for the aging frailty clinical trial in Japan and an increase of $0.2 million in equity-based compensation expenses allocated to research and development expenses. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended March 31,
	2023	2022
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$1,353	$306
Supplies and costs to manufacture Lomecel-B	285	87
Employee compensation and benefits	543	510
Equity-based compensation	273	98
Depreciation	182	143
Amortization	56	44
Travel	82	7
Other activities	6	97
	$2,780	$1,292

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended March 31, 2023 and 2022 were $0.2 million and $0.3 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Other Income (Expense): Other income for the three months ended March 31, 2023, was less than $0.1 million. Other expense consisted of an unrealized gain of less than $0.1 million from Marketable securities. Other expenses for the three months ended March 31, 2022, was $0.1 million as result of an unrealized loss from Marketable securities.

Net Loss: Net loss increased to approximately $4.6 million for the three months ended March 31, 2023, from a net loss of $3.5 million for the same period in 2022. The increase in the net loss of $1.1 million, or 32%, was for reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(5,848)	$(4,152)
Net cash provided by investing activities	346	767
Net cash used in provided by financing activities	(17)	(141)
Change in cash and cash equivalents	$(5,519)	$(3,526)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2023, was $5.8 million, consisting primarily of our net loss of $4.6 million, payments made to outstanding accounts payable of $1.2 million and $0.7 million in prepaid insurance expenses. Net cash used in operating activities for the three months ended March 31, 2022 was $4.2 million, consisting primarily of our net loss of $3.5 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses and $0.9 million in prepaid insurance expenses.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2023, was $0.3 million consisting primarily of an increase in Marketable securities and purchase of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2022 was $0.8 million consisting primarily of an increase in Marketable securities.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2023, was less than $0.1 million for the payment of taxes upon vesting of restricted stock units (“RSUs”). Net cash used in financing activities for the three months ended March 31, 2022 was $0.1 million for the payment of taxes upon vesting of RSUs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, the Company had cash, and cash equivalents of $5.0 million and marketable securities of $8.7 million. The Company has prepared a cash flow forecast which indicates that it does not have sufficient cash to meet its minimum expenditure commitments for one year from the date these condensed financial statements are available to be issued and therefore needs to raise additional funds to continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Grant Awards

From inception through December 31, 2022, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred or supplies and materials are received. As of March 31, 2023, and December 31, 2022, the amount of unused grant funds that were available for us to draw was approximately $0.1 million and $0.8 million, respectively.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

As of March 31, 2023, we have $2.5 million in operating lease obligations and $3.5 million in contract research organization obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition, results of operations and liquidity are based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The preparation of our condensed financial statements and related disclosures requires us to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may materially differ from these estimates under different assumptions or conditions. On an on-going basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available.

While our significant accounting policies are described in more detail in the notes to our condensed financial statements included in our 2022 10-K, we believe that the following accounting policies are those most critical due to the judgments and estimates used in the preparation of our condensed financial statements.

Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the condensed statements of operations. Management determined that there was no impairment of long-lived assets during the three months ended March 31, 2023 and 2022.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, which is a law intended to encourage funding of small businesses in the U.S. by easing many of the country’s securities regulations, and we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards; and as a result of this election, our condensed financial statements may not be comparable to companies that comply with public company effective dates. The JOBS Act also exempts us from having to provide an auditor attestation of internal control over financial reporting under Sarbanes-Oxley Act Section 404(b).

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed financial statements included in Item 1 of this 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 10-K.

Item 4. Controls and Procedures.

Disclosure controls and procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

As previously disclosed in our 10-Q filed with the SEC on November 12, 2021, a securities class action lawsuit was filed on September 13, 2021, against the Company and certain of our directors and officers in the United States District Court for the Southern District of Florida. On April 26, 2022, plaintiff filed an amended complaint with related allegations. The complaint, as amended, alleges that there were materially false and misleading statements made (or omissions of material information) in the Company’s initial public offering documents and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of federal securities laws. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during said period. On July 12, 2022, all parties preliminarily agreed to settle the action for approximately $1.4 million, which amount was accrued as of March 31, 2023, and included in accrued expenses on the accompanying unaudited March 31, 2023 condensed balance sheet. The parties are in the process of documenting the settlement and full release, which will be subject to Court approval.

Item 1A. Risk Factors.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Further, on Monday, May 1, 2023, First Republic Bank (“FRB”) was closed by the California Department of Financial Protection and Innovation, the FDIC was appointed as receiver and JPMorgan Chase Bank, National Association (N.A.) acquired all of FRB’s deposit accounts and substantially all of its assets. Although we are not a borrower or party to any such instruments with SVB, FRB or any other financial institution currently in receivership, if any of our banking entities with which we do business were to be placed into receivership, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to satisfy their obligations to us or to enter into new commercial arrangements with us could be adversely affected. Uncertainty remains over liquidity concerns in the broader financial services industry, including financial institutions with which we do business, borrow money or have funds on deposit. The results of or concerns with events like this could include a variety of material and adverse impacts on the Company. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding generally could, among other risks, adversely impact our ability to meet our operating demands or continue to develop our product candidates, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	4,431	$3.37	-	-
February 1-28, 2023	-	-	-	-
March 1-31, 2023	-	-	-	-
Total	4,431	$3.37	-	-

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Agreement, dated February 22, 2023, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 28, 2023.

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: May 12, 2023	/s/ Mohamed Wa’el Ahmed Hashad
Mohamed Wa’el Ahmed Hashad
Chief Executive Officer
(principal executive officer)

Date: May 12, 2023	/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial and accounting officer)