Form 10-Q
period 2023-06-30
Longeveron Inc.
filed 2023-08-11
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 6,311,725 shares of Class A common stock, $0.001 par value per shares, and 14,855,539 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,747	$10,503
Marketable securities	5,910	9,155
Prepaid expenses and other current assets	1,539	404
Accounts and grants receivable	96	218
Total current assets	10,292	20,280
Property and equipment, net	2,717	2,949
Intangible assets, net	2,482	2,409
Operating lease asset	1,379	1,531
Other assets	223	244
Total assets	$17,093	$27,413
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,700	$1,751
Accrued expenses	1,308	650
Current portion of lease liability	578	564
Estimated lawsuit liability	-	1,398
Deferred revenue	496	506
Total current liabilities	4,082	4,869
Long-term liabilities:
Lease liability	1,748	2,041
Total long-term liabilities	1,748	2,041
Total liabilities	5,830	6,910
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Class A Common Stock, $0.001 par value per share, 84,295,000 shares authorized, 6,314,225 shares issued and outstanding at June 30, 2023: 6,127,320 issued and outstanding at December 31, 2022	6	6
Class B Common Stock, $0.001 par value per share, 15,705,000 shares authorized, 14,855,539 shares issued and outstanding at June 30, 2023; 14,891,085 issued and outstanding, at December 31, 2022	15	15
Additional paid-in capital	84,729	83,712
Stock subscription receivable	(100)	(100)
Accumulated deficit	(73,052)	(62,773)
Accumulated other comprehensive loss	(335)	(357)
Total stockholders’ equity	11,263	20,503
Total liabilities and stockholders’ equity	$17,093	$27,413

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues
Clinical trial revenue	$217	$340	$455	$650
Grant revenue	-	126	41	186
Total revenues	217	466	496	836
Cost of revenues	124	306	327	376
Gross profit	93	160	169	460

Operating expenses
General and administrative	3,375	2,427	5,230	4,407
Research and development	2,287	1,720	5,067	3,147
Selling and marketing	143	234	300	521
Total operating expenses	5,805	4,381	10,597	8,075
Loss from operations	(5,712)	(4,221)	(10,428)	(7,615)
Other income and (expenses)
Non-operating lawsuit expense	-	(1,398)	-	(1,398)
Other income and (expenses), net	80	(5)	149	(121)
Total other income and (expenses), net	80	(1,403)	149	(1,519)
Net loss	$(5,632)	$(5,624)	$(10,279)	$(9,134)
Basic and diluted net loss per share	$(0.27)	$(0.27)	$(0.49)	$(0.44)
Basic and diluted weighted average common shares outstanding	21,105,420	20,943,897	21,069,714	20,927,640

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net loss	$(5,632)	$(5,624)	$(10,279)	$(9,134)
Other comprehensive loss:
Net unrealized (loss) gain on available-for-sale securities	(36)	-	22	-
Total comprehensive loss	$(5,668)	$(5,624)	$(10,257)	$(9,134)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	6,127,320	$6	14,891,085	$15	$(100)	$83,712	$(62,773)	$(357)	$20,503
Conversion of Class B common stock for Class A common stock	35,546	-	(35,546)	-	-	-	-	-	-
Class A Common Stock, issued for RSUs vested	179,723	-	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested	(28,364)	-	-	-	-	(103)	-	-	(103)
Equity-based compensation	-	-	-	-	-	1,120	-	-	1,120
Unrealized loss attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	22	22
Net loss	-	-	-	-	-	-	(10,279)	-	(10,279)
Balance at June 30, 2023	6,314,225	$6	14,855,539	$15	$(100)	$84,729	$(73,052)	$(335)	$11,263

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	5,175,361	$5	15,702,834	$16	$(100)	$81,470	$(43,938)	$-	$37,453
Conversion of Units into Class A and B common stock	641,749	1	(641,749)	(1)	-	-	-	-	-
Class A Common Stock, issued for RSUs vested	131,959	-	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested	(23,507)	-	-	-	-	(294)	-	-	(294)
Class A Common Stock Options Exercised	374	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	1,356	-	-	1,356
Net loss	-	-	-	-	-	-	(9,134)	-	(9,134)
Balance at June 30, 2022	5,925,935	$6	15,061,085	$15	$(100)	$82,532	$(53,072)	$-	$29,381

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at March 31, 2023	6,163,050	$6	14,871,085	$15	$(100)	$84,116	$(67,420)	$(299)	$16,318
Conversion of Class B common stock for Class A common stock	15,546	-	(15,546)	-	-	-	-	-	-
Class A Common Stock, issued for RSUs vested	159,562	-	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested	(23,933)	-	-	-	-	(86)	-	-	(86)
Equity-based compensation	-	-	-	-	-	699	-	-	699
Unrealized loss attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	(36)	(36)
Net loss	-	-	-	-	-	-	(5,632)	-	(5,632)
Balance at June 30, 2023	6,314,225	$6	14,855,539	$15	$(100)	$84,729	$(73,052)	$(335)	$11,263

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at March 31, 2022	5,326,512	$5	15,585,062	$16	$(100)	$81,833	$(47,448)	$-	$34,306
Conversion of Units into Class A and B common stock	523,977	1	(523,977)	(1)	-	-	-	-	-
Class A Common Stock, issued for RSUs vested	87,953	-	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested	(12,881)	-	-	-	-	(166)	-	-	(166)
Class A Common Stock Options Exercised	374	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	865	-	-	865
Net loss	-	-	-	-	-	-	(5,624)	-	(5,624)
Balance at June 30, 2022	5,925,935	$6	15,061,085	$15	$(100)	$82,532	$(53,072)	$-	$29,381

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(10,279)	$(9,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	417
Interest earned on marketable securities	151	123
Equity issued for consulting services	-	170
Equity-based compensation	1,120	1,186
Non-operating lawsuit expense	-	1,398
Changes in operating assets and liabilities:
Accounts and grants receivable	122	(82)
Prepaid expenses and other current assets	(1,136)	(759)
Other assets	23	(42)
Accounts payable	(51)	(241)
Deferred revenue	(10)	321
Estimated lawsuit liability	(1,398)	-
Accrued expenses	658	(504)
Lease asset and lease liability	(127)	(280)
Net cash used in operating activities	(10,449)	(7,427)
Cash flows from investing activities
Proceeds from the sale of marketable securities	3,116	2,497
Acquisition of property and equipment	(134)	(125)
Acquisition of intangible assets	(186)	(90)
Net cash provided by investing activities	2,796	2,282
Cash flows from financing activities
Payments for taxes on RSUs vested	(103)	(289)
Net cash used in financing activities	(103)	(289)
Change in cash and cash equivalents	(7,756)	(5,434)
Cash and cash equivalents at beginning of the period	10,503	25,658
Cash and cash equivalents at end of the period	$2,747	$20,224
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs into Class A Common Stock	$(575)	$(1,017)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to the Condensed Financial Statements (Unaudited)

Three and Six Month Periods Ended June 30, 2023 and 2022

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

Longeveron was formed as a Delaware limited liability company on October 9, 2014, and was authorized to transact business in Florida on December 15, 2014. On February 12, 2021, Longeveron, LLC converted its corporate form (the “Corporate Conversion”) from a Delaware limited liability company (Longeveron, LLC) to a Delaware corporation, Longeveron Inc. (the “Company,” “Longeveron” or “we,” “us,” or “our”). The Company is a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions and operates out of its leased facilities in Miami, Florida.

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

The accompanying interim condensed balance sheet as of June 30, 2023, and the condensed statements of operations, statement of comprehensive loss, stockholders’ equity, and cash flows for the three and six months ended June 30, 2023 and 2022, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 14, 2023.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $10.3 million and $9.1 million for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $73.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of June 30, 2023, the Company had cash, and cash equivalents of $2.7 million and marketable securities of $5.9 million. The Company has prepared a cash flow forecast which indicates that it does not have sufficient cash to meet its minimum expenditure commitments for one year from the date these condensed financial statements are available to be issued and therefore needs to raise additional funds to continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. To address the future funding requirements, management has undertaken the following initiatives:

●	On June 27,2023 the Company filed a registration statement with the SEC to conduct a tradeable subscription rights offering for up to $30.0 million of shares of Class A common stock to its stockholders and holders of warrants to purchase common stock as of a future record date to be determined. The Company expects to undertake and close the offering as outlined in the registration statement. On July 28, 2023 the Company filed a first amendment to the registration statement. The Company may seek additional capital in the private and/or public equity markets, to continue its operations, respond to competitive pressures, develop new products and services, and to support new strategic partnerships. The Company is evaluating additional equity/debt financing opportunities on an ongoing basis and may execute them when appropriate. However, there can be no assurances that the Company can consummate the rights offering or any transaction or consummate a transaction at favorable pricing or at all;

●	the Company will attempt to use equity instruments to provide a portion of the compensation due to vendors and collaboration partners;

●	the Company plans to pursue potential partnerships for pipeline programs, however, there can be no assurances that it can consummate such transactions;

●	the Company will continue to support its Bahamas Registry to generate revenue; and

●	since 2016 our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.5 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the National Institutes of Health (NIH), Alzheimer’s Association, and Maryland Stem Cell Research Fund (MSCRF), and the Company plans to submit additional contract and grant applications for further support of its programs with various funding agencies.

The Company’s condensed financial statements do not include any adjustments to the assets carrying amount, to the expenses presented and to the reclassification of the condensed balance sheets items that could be necessary should the Company be unable to continue its operations.

2. Summary of Significant Accounting Policies

Basis of presentation:

The financial statements of the Company were prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, stockholders’ equity or cash flows as previously reported.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The adoption of the standard as of January 1, 2023 did not have a material impact on the Company’s condensed financial statements; however, the Company did record net unrealized gains and losses in the condensed statement of comprehensive loss for the three and six month periods ended June 30, 2023.

Cash and cash equivalents:

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Marketable securities:

Marketable securities at June 30, 2023 and December 31, 2022 consisted of marketable fixed income securities, primarily corporate bonds, as well as U.S. Government and agency obligations which are categorized as trading securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the statement of operations. Changes in net unrealized gains and losses are reported in other comprehensive loss and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains and losses were less than $0.1 million for the three and six months ended June 30, 2023 and 2022.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of June 30, 2023 and December 31, 2022 are certain to be collected, and no amount has been recognized for doubtful accounts. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	June 30, 2023	December 31, 2022
National Institutes of Health – Grant	$96	$218
Total	$96	$218

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and six months ended June 30, 2023 and 2022.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For the six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million and $0.1 million, respectively of funds that were previously classified as deferred revenue ($0 and $0.1 million, respectively for the three months ended June 30, 2023 and 2022).

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

Revenue by source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
National Institute of Health - grant	$-	$41	$41	$82
Clinical trial revenue	217	340	455	650
MSCRF – TEDCO[1] - grant	-	85	-	104
Total	$217	$466	$496	$836

[1]	Maryland Stem Cell Research Fund (MSCRF) - Maryland Technology Development Corporation (TEDCO)

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

Following the Corporate Conversion, the Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three and six months ended June 30, 2023 and 2022 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of June 30, 2023 and December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to a taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

Equity-based compensation:

The Company accounts for equity-based compensation expense by the measurement and recognition of compensation expense for stock-based awards based on estimated fair values on the date of grant. The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model.

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

3. Marketable securities

The following is summary of marketable securities that the Company measures at fair value (in thousands):

	Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	$99	$-	$-	$99
U.S. government agencies	-	1,284	-	1,284
Corporate and foreign bonds	-	4,527	-	4,527
Money market funds(1)	1,027	-	-	1,027
Accrued income	42	-	-	42
Total marketable securities	$1,168	$5,811	$-	$6,979

(1)	Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	$97	$-	$-	$97
U.S. government agencies	-	1,250	-	1,250
Corporate and foreign bonds	-	7,808	-	7,808
Money market funds(1)	607	-	-	607
Accrued income	65	-	-	65
Total marketable securities	$769	$9,058	$-	$9,827

(1)	Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of June 30, 2023 and December 31, 2022, the Company reported accrued interest receivable related to marketable securities of less than $0.1 million and $0.1 million, respectively. These amounts are recorded in other assets on the condensed balance sheets and are not included in the carrying value of the marketable securities.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	June 30, 2023	December 31, 2022
Leasehold improvements	10 years	$4,328	$4,328
Furniture/Lab equipment	7 years	2,366	2,264
Computer equipment	5 years	77	46
Software/Website	3 years	38	38
Total property and equipment		6,809	6,676
Less accumulated depreciation and amortization		4,092	3,727
Property and equipment, net		$2,717	$2,949

Depreciation and amortization expense amounted to approximately $0.2 million for each of the three-month periods ended June 30, 2023 and 2022, and $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

5. Intangible assets, net

Major components of intangible assets as of June 30, 2023 are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(797)	$1,246
Patent Costs		1,046	-	1,046
Trademark costs		190	-	190
Total		$3,279	$(797)	$2,482

Major components of intangible assets as of December 31, 2022 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(685)	$1,358
Patent Costs		887	-	887
Trademark costs		164	-	164
Total		$3,094	$(685)	$2,409

Amortization expense related to intangible assets amounted to approximately $0.1 million for each of the three- and six-month periods ended June 30, 2023 and 2022.

Future amortization expense for intangible assets as of June 30, 2023 is approximately as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining six months)	$112
2024	224
2025	224
2026	224
2027	224
Thereafter	238
Total	$1,246

6. Leases

The Company records an operating lease asset and an operating lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of June 30, 2023, the operating lease asset and operating lease liability were approximately $1.4 million and $2.3 million, respectively. As of December 31, 2022, the operating lease asset and operating lease liability were approximately $1.5 million and $2.6 million, respectively.

Future minimum payments under the operating leases as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,	Amount
2023 (remaining six months)	$341
2024	682
2025	682
2026	682
2027	169
Total	2,556
Less: Interest	230
Present value of operating lease liability	$2,326

During each of the three month periods ended June 30, 2023 and 2022, the Company incurred approximately $0.1 million of total lease costs and for the six month periods ended June 30, 2023 and 2022, the Company incurred approximately $0.2 million and $0.1 million of total lease costs, respectively, that are included in the general and administrative expenses in the statements of operations.

7. Stockholders’ Equity

Class A Common Stock

On April 19, 2023, the Company finalized the Separation Agreement effective June 9, 2023, for James Clavijo, the Company’s former Chief Financial Officer. In part for his agreement to a general release the Company agreed to pay Mr. Clavijo $275,000 as severance compensation, three months of payment for COBRA insurance coverage and the immediate acceleration and vesting of 6,690 RSUs that were previously granted. Mr. Clavijo entered into a concurrent consulting agreement with the Company to continue as interim Chief Financial Officer until a permanent successor joined the Company.

On April 18, 2023, the Company finalized the Separation Agreement dated March 31, 2023, for Dr. Christopher Min, the Company’s former Chief Medical Officer. In part for his agreement to a general release the Company agreed to pay Dr. Min: $112,000 as severance compensation and allowed for the immediate acceleration and vesting of 40,000 RSUs that were previously granted.

RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date ($2.61 on April 3, 2023) and a tax liability is calculated based on each individual’s tax bracket.

On April 3, 2023, a total of 10,648 RSUs granted in connection with the Company’s IPO vested, of which 9,570 were held by Company employees. Based on the closing price of $2.61 on April 3, 2023, the Company recorded a tax liability of $7,000 for the employees and a corresponding tax liability for the Company of $2,000. In total, the Company paid $9,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 2,514 shares of Class A Common Stock owned by the Company’s employees upon vesting. The shares withheld are available for reissuance pursuant to the Company’s 2021 Incentive Award Plan, as amended (the “2021 Incentive Plan”).

On April 3, 2023, a total of 12,500 RSUs vested that had been granted to Wa’el Hashad, the Company’s Chief Executive Officer. Based on the closing price of $2.61 on April 3, 2023, the Company recorded a tax liability of $10,000 for the employee and a corresponding tax liability for the Company of $2,000. In total, the Company paid $12,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 3,819 shares of Class A Common Stock shares owned by Mr. Hashad upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

On January 3, 2023, a total of 20,161 RSUs granted in connection with the Company’s IPO vested, of which 18,005 were held by Company employees. Based on the closing price of $3.37 on January 3, 2023, the Company recorded a tax liability of $15,000 for the employees and a corresponding tax liability for the Company of $2,000. In total, the Company paid $17,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 4,431 shares of Class A Common Stock owned by the employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

On November 16, 2022, the Company accounted for but had not issued 48,140 RSUs convertible to shares of Class A Common Stock, with an aggregate value of $207,000 as payment for accrued expenses under a consulting agreement with Dr. Hare. These shares were issued to Dr. Hare on May 24, 2023.

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

On June 3, 2022, a total of 26,666 RSUs vested that previously had been granted to our Chief Financial Officer and General Counsel. As a result, based on a closing price of $8.73 on June 3, 2022, the Company recorded a tax liability of $55,000 for the employees and a corresponding tax liability for the Company of $2,000. In total, the Company paid $57,000 for employee and employer taxes resulting from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 6,254 shares of Class A Common Stock owned by the Company’s employees upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

On April 4, 2022, a total of 1,167 RSUs vested that previously had been granted to our former Chief Medical Officer. Based on the closing price of $12.85 on April 3, 2022, the Company recorded a tax liability of $5,000 for the employee and a corresponding tax liability for the Company of $1,000. In total, the Company paid $6,000 for employee and employer taxes that resulted from the vesting of RSUs. In order to cover the employee tax liability, the Company withheld 357 shares of Class A Common Stock shares owned by the Chief Medical Officer upon vesting. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan.

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

During the six months ended June 30, 2022, stock options were exercised for Class A Common Stock shares at an average exercise price of $5.73 for proceeds of $2,143.

Class B Common Stock

In connection with the Corporate Conversion, 2,000,000 outstanding Series A and B units were converted into 15,702,834 shares of our unregistered Class B Common Stock.

Holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to five (5) votes per share. The holders of Class B Common Stock may convert each share of Class B Common Stock into one share of Class A Common Stock at any time at the holder’s option. Class B Common Stock is not publicly tradeable.

During the six months ended June 30, 2023, stockholders exchanged 35,546 shares of Class B Common Stock for 35,546 shares of Class A Common Stock. During the year ended December 31, 2022, stockholders exchanged 811,749 shares of Class B Common Stock for 811,749 shares of Class A Common Stock.

Warrants

As part of the IPO, the underwriter received warrants to purchase 106,400 shares of Class A Common Stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per share and the fair value of the warrants as of December 31, 2021 was approximately $0.5 million. During 2021, the underwriters assigned 95,760 of the warrants to its employees. As of December 31, 2022, 51,061 warrants have been exercised for Class A Common Stock shares at an exercise price of $12.00 for $612,732.

As part of the 2021 PIPE Offering, the Company issued 1,169,288 warrants to investors to purchase up to a number of shares of Class A Common Stock equal to the number of shares of Class A Common Stock purchased by such investor in the offering, at an exercise price of $17.50 per share (the “Purchaser Warrants”). The Purchaser Warrants are immediately exercisable, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 46,722 shares of Class A Common Stock, at an exercise price of $17.50 per share.

8. Equity Incentive Plan

As part of the Company’s IPO, the Company adopted and approved the 2021 Incentive Award Plan, under which, the Company may grant equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes.

On March 1, 2023, the Company granted Mr. Hashad a signing bonus of 50,000 Restricted Stock Units, which shall vests in quarterly installments on each of April 1, 2023, July 1, 2023, September 1, 2023, and December 31, 2023. Mr. Hashad will also be eligible to receive annual long-term equity incentive awards through 2026 consisting of 50,000 shares of time-based vesting stock options and up to 125,000 of performance share units “(PSUs”), in accordance with the terms of the Longeveron 2021 Incentive Award Plan.

On November 16, 2022, the Company accounted for but had not issued 48,140 RSUs convertible to unregistered shares of Class A Common Stock, with an aggregate value of $207,000 as payment for accrued expenses under a consulting agreement with Dr. Hare. These shares were issued to Dr. Hare on May 24, 2023.

On June 22, 2022, the Company granted $170,000 of separation compensation to Mr. Green (Mr. Green resigned as CEO effective June 1, 2022), which were converted into 27,854 RSUs. The RSUs were issued based on the three-day average of the fair market value prior to the time of grant, June 22, 2022, of $6.10.

On June 3, 2022, the Company granted a bonus to Mr. Clavijo and Mr. Lehr in the form of RSUs. Mr. Clavijo and Mr. Lehr were granted 40,000 RSUs each that vested one-third at the grant date, with the remaining two-thirds vesting on each anniversary of the grant date. The RSUs were issued based on a fair market value at the time of grant, June 3, 2022, of $8.73. Mr. Clavijo forfeited 13,334 unvested RSUs on June 9, 2023.

On April 4, 2022, the Company appointed K. Chris Min, M.D., Ph.D. as its Chief Medical Officer. Dr. Min’s employment agreement provides an annual base salary of $350,000, and he will be eligible to receive a performance bonus equal to 30% of his base salary, prorated for his first year of employment. Dr. Min received a $60,000 signing bonus, with 50% of this amount paid in RSUs and 50% in stock options. Dr. Min also received two equity incentive awards; 150,000 RSUs and a stock option award exercisable for 50,000 shares. Each award will vest 25% upon the first-year anniversary of his first day of employment with Longeveron, with 25% vesting thereafter on the second, third and fourth anniversaries of his employment. In each case, the vesting of the equity awards was subject to Dr. Min’s continued service through the applicable vesting dates. RSUs were expensed on a quarterly basis at the rate of $0.1 million for the quarterly vesting amount of 9,375 RSUs, with a price per share of $12.85 (the closing price of the Company’s stock on April 4, 2022) through March 31, 2023. Stock options were expensed based upon a Black-Scholes calculation, the price per share to be expensed was $11.34 and a total cost of $0.6 million was to be expensed ratably over 48 months. Dr. Min forfeited these stock options in connection with his separation on March 31, 2023.

As of June 30, 2023 and December 31, 2022, the Company had 97,754 and 329,746, respectively RSUs outstanding (unvested).

RSU activity for the six months ended June 30, 2023 was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2022	329,746
RSU granted	60,000
RSUs vested	(182,223)
RSU expired/forfeited	(109,769)
Outstanding (unvested) at June 30, 2023	97,754

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of options is set to equal the fair market value of the Company’s Class A Common Stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The 2021 Incentive Plan provides for equity grants to be granted up to 5% of the outstanding common stock shares.

The fair value of the options issued is estimated using the Black-Scholes option-pricing model and using the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility of 95%; and risk-free interest rate based on the grant date ranging from of 1.23% to 4.01%. Each option grant made during 2023 and 2022 will be expensed ratably over the option vesting periods, which approximates the service period.

As of June 30, 2023 and December 31, 2022, the Company has recorded issued and outstanding options to purchase a total of 401,681, and 470,191 shares, respectively, of Class A Common Stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $6.07, and $7.07 per share, respectively.

For the six months ended June 30, 2023:

Number of Stock Options
Stock options vested (based on ratable vesting)	183,527
Stock options unvested	218,154
Total stock options outstanding at June 30, 2023	401,681

For the year ended December 31, 2022:

Number of Stock Options
Stock options vested (based on ratable vesting)	151,258
Stock options unvested	318,933
Total stock options outstanding at December 31, 2022	470,191

Stock Option activity for the six months ended June 30, 2023 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	470,191	$7.07
Options granted	50,000	$3.62
Options exercised	-	-
Options expired/forfeited	(118,510)	$9.01
Outstanding at June 30, 2023	401,681	$6.07

On March 1, 2023, the Company granted an award of 50,000 Class A Common Stock options to Mr. Hashad. The stock option award has a one-year vesting period, vesting on the first anniversary of the grant date, and has an exercise price of $3.62. Based upon a Black-Scholes calculation, the price per share to be expensed was $3.23 and a total cost of $0.2 million would be expensed ratably over 12 months.

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

For the three months ended June 30, 2023 and 2022, the equity-based compensation expense was $0.7 million and $.9 million, respectively, and for the six months ended June 30, 2023 and 2022, the equity-based compensation expense amounted to approximately $1.1 million and $1.4 million, respectively. These amounts are included in the research and development and general and administrative expenses in the condensed statements of operations for the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023, the remaining unrecognized equity-based compensation (which includes RSUs, PSUs and stock options) of approximately $1.7 million will be recognized over approximately 3.5 years.

9. Commitments and Contingencies

Master Services Agreements:

As of June 30, 2023, the Company had three active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of approximately $3.4 million over the next two years.

Consulting Services Agreements:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its CSO. Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. On November 16, 2022, the Company accounted for but had not issued 48,140 RSUs with an aggregate value of $0.2 million as payment for accrued expenses under the consulting agreement with the CSO. These shares were issued on May 24, 2023. As of June 30, 2023 and December 31, 2022, the Company had an accrued balance due to the CSO of less than $0.1 million.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by Dr. Joshua Hare’s brother-in-law) for use of information technology services. The Company agreed to issue the related party equity incentive units in the amount equal to 50% of the charges for invoiced services, with such equity to be issued annually on or about the anniversary date of the agreement. During 2017, the Company issued 1,901 Series C Units, and on November 22, 2019 and January 29, 2021, the Company issued 820 and 410 Series C Units, respectively, as payment for an aggregate of $0.2 million of accrued technology services. The Series C units were converted to 16,755 Class A common stock shares. As of June 30, 2023, and December 31, 2022, the Company owed $0 and less than $0.1 million, respectively, pursuant to this agreement, which is included in accounts payable in the accompanying June 30, 2023 and December 31, 2022 condensed balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an Exclusive License Agreement with UM for the use of certain Aging-related Frailty MSC technology rights developed by our Chief Science Officer at UM. The UM License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how specifically related to the development of the culture-expanded MSCs for Aging-related Frailty used at the IMSCs, all SOPs used to create the IMSCs, and all data supporting isolation, culture, expansion, processing, cryopreservation and management of the IMSCs. The Company is required to pay UM (i) a license issue fee of $5,000, (ii) a running royalty in an amount equal to three percent of annual net sales on products or services developed from the technology, payable on a country-by-country basis beginning on the date of first commercial sale through termination of the UM License Agreement, and which may be reduced to the extent we are required to pay royalties to a third party for the same product or process, (iii) escalating annual cash payments of up to $50,000, subject to offset. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology and was amended in 2017 to modify certain milestone completion dates as detailed below In 2021 the license fee was increased by an additional $100,000, to defray patent costs. In addition, the Company issued 110,387 unregistered shares of Class A Common Stock to UM.

The milestone payment amendments shifted the triggering payments to three payments of $500,000, to be paid within six months of: (a) the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (b) the receipt by the Company of approval for the first new drug application (“NDA”), biologics application (“BLA”), or other marketing or licensing application for the product; and (c) the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendments also provided for the Company’s license of additional technology, to the extent not previously included in the UM License and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS investigational new drug application (“IND”) with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $190,000 to UM, and as of June 30, 2023 and December 31, 2022, we had accrued $40,000 and $50,000 in milestone fees payable to UM, respectively and $70,000 for patent related reimbursements based on the estimated progress to date.

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMH MD Holdings, LLC (“JMHMD”), for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty, 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271 technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the six months ended June 30, 2023 or year ended December 31, 2022 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount.

Contingencies – Legal

On September 13, 2021, the Company and certain of its directors and officers were named as defendants in a securities lawsuit filed in the U.S. District Court for the Southern District of Florida and brought on behalf of a purported class. The suit alleges there were materially false and misleading statements made (or omissions of required information) in the Company’s initial public offering materials and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of the federal securities laws. The action sought damages on behalf of a proposed class of purchasers of the Company’s Common Stock during said period. On July 12, 2022, all parties preliminarily agreed to settle the action for approximately $1.4 million, which settlement was preliminarily approved by the Court on or about May 12, 2023, and which settlement amount was paid on May 24, 2023. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who have completed one year of service. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $0.1 million to the Plan during both of the six months ended June 30, 2023 and 2022, and less than $0.1 million for both of the three months ended June 30, 2023 and 2022.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Six months ended June 30,
	2023	2022
RSUs	98	302
PSUs	125	-
Stock options	401	416
Warrants	1,271	1,271
Total	1,895	1,989

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statements contained in this report include, but are not limited to, statements about:

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the timing and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development of our product candidates, including additional disease states or indications we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our need to raise additional capital, the difficulties we may face in obtaining access to capital, and the dilutive impact it may have on our investors;

●	our financial performance and ability to continue as a going concern; and

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements.

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

Overview and Recent Developments

Overview

We are a clinical stage biotechnology company developing regenerative medicines to address unmet medical needs. The Company’s lead investigational product is Lomecel-B™, an allogeneic medicinal signaling cell (MSC) formulation sourced from bone marrow of young, healthy adult donors. Lomecel-B™ has multiple potential mechanisms of action that promote tissue repair and healing with broad potential applications across a spectrum of disease areas. The underlying mechanism(s) of action that lead to the tissue repair programs include the stimulation of new blood vessel formation, modulation of the immune system, reduction in tissue fibrosis, and the stimulation of endogenous cells to divide and increase the numbers of certain specialized cells in the body.

We are currently pursuing three pipeline indications: Hypoplastic Left Heart Syndrome (HLHS), Aging-related Frailty, and Alzheimer’s disease (AD). Our mission is to advance Lomecel-B™ and other cell-based candidates into pivotal Phase 3 trials, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

Our HLHS program is focused on the potential clinical benefits of Lomecel-B™ as an adjunct therapeutic to standard-of-care HLHS surgery. HLHS is a rare and devastating congenital heart defect in which the left ventricle is severely underdeveloped. As such, babies born with this condition die shortly after birth without undergoing a complex series of reconstructive heart surgeries. Despite the life-saving surgical interventions, clinical studies show that only 50 to 60 percent of affected individuals survive to adolescence. We have early clinical state evidence supporting pro-vascular, pro-regenerative, and anti-inflammatory properties of Lomecel-B™ to improve heart function in HLHS patients. We have completed a Phase 1 open-label study (ELPIS)1 that supported the safety and tolerability of Lomecel-B™ for HLHS, when directly injected into the functional right ventricle during the second-stage standard-of-care surgery (adding minimal additional time to the surgical procedure). Preliminary data also suggested potential benefits on heart function. In addition, our early clinical stage data is favorable as compared to historical controls for survival and reduced need for heart transplants. Longeveron is currently conducting a controlled Phase 2a (ELPIS II)study which, if positive, could add to the clinical data suggesting the functional and clinical benefits of Lomecel-B™ in these patients.

Our other clinical programs focus on aging populations. Life-expectancy has substantially increased over the past century due to medical and public health advancements. However, this longevity increase has not been paralleled by healthspan – the period of time one can expect to live in relatively good health and independence. For many developed and developing countries, healthspan lags life-expectancy by over a decade. This has placed tremendous strain on healthcare systems in the management of aging-related ailments, and presents additional socioeconomic consequences due to patient decreased independence and quality-of-life. Since these strains continue to increase with demographic shifts towards an increasingly older population, improving healthspan has become a priority for health agencies, such as the National Institute on Aging (NIA) of the NIH, the Japanese Pharmaceuticals and Medical Devices Agency (PMDA), and the European Medicines Agency (EMA). As we age, we experience a decline in our own stem cells, a decrease in immune system function (known as “immunosenescence”), diminished blood vessel functioning, chronic inflammation (known as “inflammaging”), and other aging-related alterations that affect biological functioning. Our preliminary clinical data suggest that Lomecel-B™ can potentially address these problems through multiple mechanisms of action (MOAs) that simultaneously target key aging-related processes. Longeveron is currently engaged in clinical programs studying Lomecel-B™ for Alzheimer’s disease and Aging-related Frailty under INDs with the US FDA and under the PMDA in Japan, as well as using Lomecel-B™ in registry trials in The Bahamas.

Summary of Clinical Development Strategy

Our core mission is to become a world-leading regenerative medicine company through the development, approval, and commercialization of novel cell therapy products for unmet medical needs, with a focus on HLHS. Key elements of our current business strategy are as follows.

●	Execution of ELPIS II, a Phase 2 randomized controlled trial set forth in greater detail below, to measure the efficacy of Lomecel-B™ in HLHS. This trial is ongoing and is being conducted in collaboration with the National Heart, Lung, and Blood Institute (NHLBI) through grants from the NIH.

●	Continue developing our international programs. Japan is our first non-U.S. territory in which we are conducting a randomized, double-blinded, placebo-controlled clinical trial to evaluate Lomecel-B™ for Aging-related Frailty. With successful completion of this trial and demonstration of safety, we intend to seek marketing approval under the Act on the Safety of Regenerative Medicine (ASRM). We also intend to explore conditional or full approval in Japan of Lomecel-B™ under the Pharmaceuticals and Medical Devices (PMD) Act for the treatment of Aging-related Frailty in the future, which will be guided by results from this trial and potentially others in our Frailty program. We may also explore other indications in Japan, and potentially pursue Aging-related Frailty and other indications in additional international locations for further development and commercialization. We also continue to successfully enroll in our Frailty and Cognitive Impairment registry trials in The Bahamas, and are launching an Osteoarthritis registry trial.

●	Continue to pursue the therapeutic potential of Lomecel-B™ in Alzheimer’s disease (AD). We completed a Phase 1b study, which indicated the potential of Lomecel-B™ to preserve cognition in patients with mild AD through multiple potential mechanisms of action. Based on the outcomes of this trial, we are now conducting a Phase 2a randomized placebo-controlled trial (CLEAR MIND) to determine the safety and effects of up to four doses of Lomecel-B™ infused every 4 weeks in mild AD patients. This study entails a heavy focus on target engagement through multiple endpoints that include evaluation of fluid-based biomarkers, brain imaging, vascular function, and neurocognitive measures.

[1]	Sunjay Kaushal, MD, PhD, Joshua M Hare, MD, Jessica R Hoffman, PhD, Riley M Boyd, BA, Kevin N Ramdas, MD, MPH, Nicholas Pietris, MD, Shelby Kutty, MD, PhD, MS, James S Tweddell, MD, S Adil Husain, MD, Shaji C Menon, MBBS, MD, MS, Linda M Lambert, MSN-cFNP, David A Danford, MD, Seth J Kligerman, MD, Narutoshi Hibino, MD, PhD, Laxminarayana Korutla, PhD, Prashanth Vallabhajosyula, MD, MS, Michael J Campbell, MD, Aisha Khan, PhD, Eric Naioti, MSPH, Keyvan Yousefi, PharmD, PhD, Danial Mehranfard, PharmD, MBA, Lisa McClain-Moss, Anthony A Oliva, PhD, Michael E Davis, PhD. “Intramyocardial cell-based therapy with Lomecel-B™ during bidirectional cavopulmonary anastomosis for hypoplastic left heart syndrome: The ELPIS phase I trial” (2023) European Heart Journal Open, 2023.

●	Expand our manufacturing capabilities to commercial-scale production. We operate a current good manufacturing practice (cGMP)-compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy future commercial demand for potential Lomecel-B™ commercialization.

●	Collaborative arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, or other collaboration agreements for the purpose of eventually commercializing Lomecel-B™ and other products domestically and internationally if appropriate approvals are obtained.

●	Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we intend to actively explore promising potential additions to our pipeline.

●	Continue to expand our intellectual property portfolio. Our intellectual property is vitally important to our business strategy, and we take significant steps to develop this property and protect its value. Results from our ongoing research and development efforts are intended to add to our existing intellectual property portfolio.

Clinical Development Pipeline in 2023

We are currently in clinical development of a single product, Lomecel-B™ for three potential indications (See Figure 1).

Figure 1: Lomecel-B™ clinical development pipeline

Hypoplastic Left Heart Syndrome (HLHS). The FDA granted Lomecel-B™ for the treatment of HLHS a Rare Pediatric Disease (RPD) Designation (on November 8, 2021), Orphan Drug Designation (ODD) (on December 2, 2021), and Fast Track Designation (on August 24, 2022). HLHS is a rare congenital heart condition that affects roughly 1,000 to 2,000 newborns annually in the US. HLHS babies are born with a severely underdeveloped left ventricle. To prevent certain death shortly after birth, these babies undergo a series of three heart surgeries that converts the normally 4-chamber heart into a 3-chamber one with a single ventricle (the right ventricle) supporting systemic circulation. Despite these life-saving surgeries, HLHS patients nevertheless still have high early mortality and morbidity rates due primarily to heart failure.

We are currently conducting an ongoing Phase 2 clinical trial (ELPIS II) under FDA IND 017677. ELPIS II is a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate Lomecel-B™ as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery. The primary endpoint is to evaluate improvement in heart function after Lomecel-B™ treatment versus standard-of-care surgery alone (38 subjects total: 19 per arm). This trial is over 50% enrolled, and is funded in part by the NHLBI/NIH. While we cannot predict a specific time when the trial will be fully enrolled, the plan is to complete enrollment around mid-2024.

ELPIS II is a next-step trial to our completed 10-patient open-label Phase 1 trial (ELPIS) under the same IND. This Phase 1 trial was designed to evaluate the safety and tolerability of Lomecel-B™ as an adjunct to the second-stage HLHS surgery, and to obtain preliminary evidence of Lomecel-B™ effect to support a next-phase trial. The primary safety endpoint was met: no major adverse cardiac events (MACE) or treatment-related infections during the first month post-treatment, and no triggering of stopping rules. Furthermore, fluid-based and imaging biomarker data supported multiple potential relevant mechanisms-of-action of Lomecel-B™, and the potential to improve post-surgical heart function. In addition to the 12-month follow-up evaluation on ELPIS, we continue to follow these patients on an annual basis. All 10 patients remain alive without the need for a heart transplant for 3.5 to 5.0 years since treatment with Lomecel-B™ (updated as of May 9, 2023), and five have already successfully undergone the third-stage surgery. Based on historical data, over 15% of patients would be expected to have received a heart transplant or have died within 3-years after the second-stage surgery, rising to nearly 20% by 5 years.

We are prosecuting a number of patent applications relating to the administration of mesenchymal stem cells for treating juvenile HLHS in Taiwan and the Bahamas.

Aging-related Frailty. Aging-related Frailty is a life-threatening geriatric condition that disproportionately increases risks for poor clinical outcomes from disease and injury. While the definition of Aging-related Frailty lacks consensus and would be a new indication from a regulatory standpoint, and while Aging-related Frailty has no approved pharmaceutical or biologic treatments, there are a number of companies now working to develop potential therapeutics for this unmet medical need. We will work with regulatory agencies, such as the U.S. FDA and Japan’s PMDA, to advance Lomecel-B™ as potentially the first approved drug for Aging-related Frailty.

○	We have previously completed two U.S. clinical trials under FDA IND 016644. One is a multicenter, randomized, placebo-controlled Phase 2b trial which showed that a single infusion of Lomecel-B™ significantly improved 6-Minute Walk Test (6MWT) distance 9 months after infusion, and also showed a dose-dependent increase in 6MWT distance 6 months after infusion. The second is a multicenter, randomized, placebo-controlled Phase 1/2 trial (“HERA Trial”) that showed that Lomecel-B™ was generally safe and well tolerated in patient with Aging-related Frailty, and showed that hemagglutinin inhibition (HAI) assay results in the Lomecel-B™ and placebo groups to influenza were not statistically different, indicating Lomecel-B™ does not suppress the immune system.

○

Japan Clinical Trial: The Japanese PMDA has approved a Clinical Trial Notification (CTN), which is equivalent to a U.S. IND, allowing an Investigator-sponsored Phase 2 clinical study for Aging-related Frailty patients in Japan. This study is a 45-patient randomized placebo-controlled study with a primary objective of evaluating the safety of Lomecel-B™ in Japanese patients with Aging-related Frailty. Patient screening began in the 4th quarter of 2022, and the first patient was randomized in the first quarter of 2023. The goal of this study is to enable ASRM approval when combined with previous clinical results in non-Japanese patients.

We are prosecuting a number of patent applications relating to the administration of mesenchymal stem cells for Aging-related Frailty in Taiwan, the Bahamas and United States.

Alzheimer’s disease. Alzheimer’s disease, a devastating neurologic disease leading to cognitive decline, has very limited therapeutic options. An estimated 6.7 million Americans age 65 and older have Alzheimer’s disease, and this number is projected to more than double by 2060. We have been testing Lomecel-B™ as a therapeutic with the possibility to slow the decline in cognitive function in patients with mild (i.e., early-stage) Alzheimer’s disease. Our completed and published Phase 1 clinical trial results suggest that Lomecel-B™ is safe in this population and does not cause Alzheimer Related Imaging Abnormality (ARIA), a serious complication of certain treatment strategies. Our early study also suggested the possibility of a therapeutic effect, and we are testing this possibility in a new Phase 2 clinical trial.

In the Phase 1 multicenter randomized placebo-controlled trial, patients received a single dose of Lomecel-B™ or placebo, and were evaluated for one year thereafter. The trial met its primary endpoint of safety (incidence of serious adverse events – SAEs – within one month of treatment), and supported the safety and tolerability of Lomecel-B™ through additional endpoint measures. Furthermore, through evaluation of blood-based and imaging biomarkers, neurocognitive assessments and quality-of-life measures, the trial provided insights into mechanisms of action of Lomecel-B™ for Alzheimer’s disease, as well as indications of potential to improve clinical outcomes[2].

[2]	Mark Brody, Marc Agronin, Brad J. Herskowitz, Susan Y. Bookheimer, Gary W. Small, Benjamin Hitchinson, Kevin Ramdas, Tyler Wishard, Katalina Fernández McInerney, Bruno Vellas, Felipe Sierra, Zhijie Jiang, Lisa McClain-Moss, Carmen Perez, Ana Fuquay, Savannah Rodriguez, Joshua M. Hare, Anthony A. Oliva Jr., Bernard Baumel. “Results and insights from a phase I clinical trial of Lomecel-B™ for Alzheimer’s disease” (2023) Alzheimer’s & Dementia: The Journal of the Alzheimer’s Association 19:261-273.

The company is now conducting a next-step Phase 2a trial, CLEAR MIND, to evaluate multiple doses of Lomecel-B™ in patients with mild Alzheimer disease (ClinicalTrials.gov #NCT05233774). Each patient receives 4 treatments with Lomecel-B™, 4 treatments with placebo, or 1 treatment with Lomecel-B™ followed by 3 treatments with placebo, with each treatment delivered by intravenous (IV) infusion separated by 4 weeks. Patients are then followed for 9 months from the start of the first treatment. The primary objective is safety of multiple treatments with Lomecel-B™. This study also entails a rigorous evaluation of target engagement through endpoints that include evaluation of fluid-based biomarkers, brain imaging via magnetic resonance imaging (MRI), vascular function, and neurocognitive measures. Forty-nine (49) subjects have been enrolled and have received Lomacel-B™. The last patient visit is projected near the end of the third quarter of 2023, and topline CLEAR MIND results are expected around early October of 2023.

We are prosecuting a number of patent applications relating to the administration of allogenic mesenchymal stem cells for treating Alzheimer’s Disease in Hong Kong, South Africa, Singapore, Korea, New Zealand, Japan, Israel, Canada, Australia, the Bahamas, and the United States.

○	The Bahamas Registry Trials: We sponsor and operate Registry Trials in Nassau and Lyford Cay in The Bahamas, where participants may receive Lomecel-B™ for Aging-related Frailty and other indications, at the participant’s own expense. Lomecel-B™ is designated as an investigational product in The Bahamas.

Impact of Macroeconomic Conditions

We have not to date been directly adversely impacted by the current banking sector volatility, and specifically the volatility being experienced within the regional banking sector volatility.  However, we previously maintained deposits and marketable securities with a regional bank, and have made the determination, in light of such volatility and uncertainty, to transfer our deposits and marketable securities to a larger bank, so as to mitigate the likelihood of our experiencing a direct adverse impact from any ongoing or future volatility within the regional banking sector.

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

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: first, those activities that should be identified as research and development; second, the elements of costs that should be identified with research and development activities, and the accounting for these costs; and third, the financial statement disclosures related to them. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including contract research organizations (CROs) and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

We currently do not carry any inventory for our product candidates, as we have yet to receive regulatory approval and launch a product for commercial distribution. Historically our operations have focused on conducting clinical trials, product research and development efforts, and improving and refining our manufacturing processes, and accordingly, manufactured clinical doses of product candidates were expensed as incurred, consistent with the accounting for all other research and development costs. Once we begin commercial distribution, all newly manufactured approved products will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support the administrative activities related to being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other Income and Expenses

Interest income consists of interest earned on cash equivalents and marketable securities. We expect our interest income to fluctuate due to changes in the current cash and marketable securities balances. Other income consists of funds earned that are not part of our normal operations. In past years they have been primarily a result of tax refunds received for social security taxes as part of a research and development tax credit program.

Income Taxes

As of February 12, 2021, we are treated as a C corporation for federal and state income tax purposes. Prior to February 12, 2021, we were treated as a partnership for federal and state income tax purposes, whereby we passed our earnings and losses through to our members based on the terms of our Operating Agreement. No provision for income taxes has been recorded for the years ended December 31, 2022 and 2021. We may incur income taxes in the future if we have earnings. At this time the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Increase
	2023	2022	(Decrease)
Revenues	$217	$466	$(249)
Cost of revenues	124	306	(182)
Gross profit	93	160	(67)
Expenses
General and administrative	3,375	2,427	948
Research and development	2,287	1,720	567
Selling and marketing	143	234	(91)
Total operating expenses	5,805	4,381	1,424

Loss from operations	(5,712)	(4,221)	(1,491)
Non-operating lawsuit expense	-	(1,398)	1,398
Other income (expense)	80	(5)	85
Net loss	$(5,632)	$(5,624)	$(8)

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the three months ended June 30, 2023 and 2022 were approximately $0.2 million and $0.5 million, respectively. Grant revenue for the three months ended June 30, 2023 and 2022 was $0 and $0.1 million, respectively. The decrease of $0.1 million, or 100%, was primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which is derived from the Bahamas Registry Trial, for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. Clinical trial revenue for the three months ended June 30, 2023 was approximately $0.1 million, or 36%, lower when compared to the same period in 2022 as a result of a decrease in participant demand.

Related cost of revenues was approximately $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.2 million, or 59%, was primarily due to the decrease in the revenues earned from the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2023 increased to approximately $3.4 million, compared to $2.4 million for the same period in 2022. The increase of approximately $1.0 million, or 39%, was primarily related to an increase of $0.7 million in compensation and benefit expenses during the current year period and expenses related to professional fees.

Research and Development Expenses: Research and development expenses for the three months ended June 30, 2023 increased to approximately $2.3 million, from approximately $1.7 million for the same period in 2022. The increase of $0.6 million, or 33%, was primarily due to an increase of $0.5 million in research and development expenses that were not reimbursable by grants. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended June 30,
	2023	2022
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$1,145	$678
Supplies and costs to manufacture Lomecel-B™	285	159
Employee compensation and benefits	559	501
Equity-based compensation	4	98
Depreciation	184	173
Amortization	55	55
Travel	55	34
Other activities	-	22
	$2,287	$1,720

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended June 30, 2023 and 2022 were approximately $0.1 million and $0.2 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Non-operating Lawsuit Expense: Non-operating lawsuit expense for the three months ended June 30, 2022 was approximately $1.4 million. This expense was deemed probable and therefore the amount was accrued in this period. Additional detail can be found in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses. There was no non-operating lawsuit expense for the current year period.

Other Income (Expense): Other income for the three months ended June 30, 2023 was $0.1 million, which consisted of interest income. Other expense for the three months ended June 30, 2022 was less than $0.1 million.

Net Loss: Net loss was approximately $5.6 million for the three month periods ended June 30, 2023 and 2022.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Increase
	2023	2022	(Decrease)
Revenues	$496	$836	$(340)
Cost of revenues	327	376	(49)
Gross profit	169	460	(291)
Expenses
General and administrative	5,230	4,407	823
Research and development	5,067	3,147	1,920
Selling and marketing	300	521	(221)
Total operating expenses	10,597	8,075	2,522

Loss from operations	(10,428)	(7,615)	(2,813)
Non-operating Lawsuit expense	-	(1,398)	1,398
Other income (expense)	149	(121)	270
Net loss	$(10,279)	$(9,134)	$(1,145)

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the six months ended June 30, 2023 and 2022 were approximately $0.5 million and $0.8 million, respectively. Revenues for the six months ended June 30, 2023 were approximately $0.3 million, or 41% lower when compared to the same period in 2022. Grant revenue for the six months ended June 30, 2023 and 2022 was less than $0.1 million and $0.2 million, respectively. Grant revenue for the six months ended June 30, 2023 was approximately $0.1 million, or 78% lower when compared to the same period in 2022, primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which is derived from the Bahamas Registry Trial, for the six months ended June 30, 2023 and 2022 was $0.5 million and $0.6 million, respectively. Clinical trial revenue for the six months ended June 30, 2023 was approximately $0.1 million, or 30%, lower when compared to the same period in 2022. During the first half of 2023, clinical trial revenue decreased as a result of a decrease in participant demand.

Related cost of revenues was approximately $0.3 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. Cost of revenues for the six months ended June 30, 2023 was $0.1 million, or 13%, less when compared to the same period in 2022, primarily due to the corresponding decrease in the revenues earned from the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.2 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

General and Administrative Expense: General and administrative expenses for the six months ended June 30, 2023 increased to approximately $5.2 million, compared to $4.4 million for the same period in 2022. The increase of approximately $0.8 million, or 19%, was primarily related to an increase of $0.8 million in compensation and benefit expenses.

Research and Development Expenses: Research and development expenses for the six months ended June 30, 2023, increased to approximately $5.1 million, from approximately $3.1 million for the same period in 2022. The increase of $1.9 million, or 61%, was primarily due to an increase of $1.4 million in research and development expenses that were not reimbursable by grants, an increase of $0.3 million in supplies to manufacture Lomecel-B™, an increase in equity-based compensation allocated to research and development expenses, of $0.2 million. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Six Months Ended June 30,
	2023	2022
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$2,495	$1,119
Supplies and costs to manufacture Lomecel-B™	571	246
Employee compensation and benefits	1,102	1,010
Equity-based compensation	277	197
Depreciation	366	317
Amortization	112	100
Travel	138	41
Other activities	6	117
	$5,067	$3,147

Selling and Marketing Expenses: Selling and marketing expenses for the six months ended June 30, 2023 and 2022 were approximately $0.3 million and $0.5 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Non-operating Lawsuit Expense: Non-operating lawsuit expense for the six months ended June 30, 2022 was approximately $1.4 million. This expense was deemed probable and therefore the amount was accrued in this period. Additional detail can be found in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses. There was no non-operating lawsuit expense in the current year period.

Other Income (Expense): Other income for the six months ended June 30, 2023 was $0.1 million. Other income consisted of interest income. Other expense for the six months ended June 30, 2022 was $0.1 million.

Net Loss: Net loss increased to approximately $10.3 million for the six months ended June 30, 2022, from a net loss of $9.1 million for the same period in 2022. The increase in the net loss of $1.2 million, or 13%, was a result of the items outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(10,449)	$(7,427)
Net cash provided by investing activities	2,796	2,282
Net cash used in financing activities	(103)	(289)
Change in cash and cash equivalents	$(7,756)	$(5,434)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2023 was $10.4 million, consisting primarily of our net loss of $10.3 million and payments for prepaid and other assets of $1.1 million and the non-operating lawsuit of $1.4 million. This was partially offset by non-cash expenses of $1.1 million in equity-based compensation expenses, $0.5 million in depreciation and amortization, and an increase in accrued expenses of $0.7 million. Net cash used in operating activities for the six months ended June 30, 2022 was $7.4 million, consisting primarily of our net loss of $9.1 million and payments for prepaid expenses and other assets of $0.8 million and accrued expenses of $0.5 million. This was partially offset by non-cash expenses of $3.3 million, primarily due to $1.4 million in non-operating lawsuit expenses, equity-based compensation expenses of $1.2 million, and depreciation and amortization of $0.4 million.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2023 was $2.8 million consisting primarily of proceeds from the sale of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2022 was $2.3 million, consisting primarily of proceeds from the sale of marketable securities.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2023 was $0.1 million for the payment of taxes upon vesting of RSUs. Net cash provided by financing activities for the six months ended June 30, 2022 was $0.3 million for the payment of taxes upon vesting of RSUs.

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

To date, we have financed our operations primarily through our IPO, private placement equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $77.2 million in gross proceeds from the issuance of equity. As of June 30, 2023, the Company had cash, and cash equivalents of $2.7 million, marketable securities of $5.9 million and working capital of approximately $6.2 million.

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

On December 3, 2021, we closed a private purchase and sale to certain accredited investors of an aggregate of 1,169,288 shares of our Class A Common Stock and warrants to purchase 1,169,288 shares of Class A Common Stock at an initial exercise price of $17.50 per share, which are subject to pricing reset under certain conditions, resulting in aggregate gross proceeds of $20.5 million prior to deducting fees and offering expenses (the 2021 PIPE Offering”). We also issued warrants exercisable for 46,772 shares of Class A Common Stock to affiliates of the Placement Agent, with an initial exercise price of $17.50 per share, and are subject to the same pricing reset under certain conditions.

On June 27, 2023 we announced that we have filed a registration statement with the SEC to conduct a tradeable subscription rights offering for up to $30.0 million of shares of Class A common stock to our stockholders and holders of warrants to purchase common stock as of a future record date to be determined. We filed an amendment to the registration statement with the SEC on July 28, 2023 with additional details regarding the proposed offering We anticipate closing this transaction as outlined in the registration statement, as amended; however there can be no assurances that we can consummate this transaction or any subsequent transaction at favorable pricing or at all.

Grant Awards

Through June 30, 2023, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred, or supplies and materials are received. As of June 30, 2023, and December 31, 2022, the amount of unused grant funds that were available for us to draw was approximately $0.1 million and $0.8 million, respectively.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

We currently have no credit facility or committed sources of capital. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our biologic drug development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

In order to meet our operational goals, we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, current stockholder ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Such financing will likely result in dilution to stockholders, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Contractual Obligations and Commitments

As of June 30, 2023, we have $2.3 million in operating lease obligations and $1.2 million in CRO payment obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

While our significant accounting policies are described in more detail in the notes to our financial statements included in the 2022 10-K, we believe that the following accounting policies are those most critical due to the judgments and estimates used in the preparation of our condensed financial statements.

Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the condensed statements of operations. Management determined that there was no impairment of long-lived assets during the three months ended June 30, 2023 and 2022.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

As previously disclosed in our 10-Q filed with the SEC on November 12, 2021, a securities class action lawsuit was filed on or about September 13, 2021 against the Company and certain of our directors and officers in the United States District Court for the Southern District of Florida. On or about April 26, 2022, plaintiff filed an amended complaint with related allegations. The complaint, as amended, alleged that there were materially false and misleading statements made (or omissions of material information) in the Company’s initial public offering documents and in other disclosures during the period from our initial public offering on February 12, 2021, through August 12, 2021, in violation of federal securities laws. The complaint sought unspecified damages on behalf of a purported class of purchasers of our common stock during said period. On July 12, 2022, all parties preliminarily agreed to settle the action for approximately $1.4 million, which amount was accrued as of June 30, 2022 and was paid during the quarter ended June 30, 2023.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	16,687	$2.71	-	-
May 1-31, 2023	-	-	-	-
June 1-30, 2023	7,246	$3.28
Total	23,933	$2.88	-	-

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amended and Restated Longeveron Inc. 2021 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 28, 2023).

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: August 11, 2023	/s/ Mohamed Wa’el Ahmed Hashad
Mohamed Wa’el Ahmed Hashad
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	/s/ Lisa A. Locklear
Lisa A. Locklear
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)