Form 10-Q
period 2023-09-30
Longeveron Inc.
filed 2023-11-09
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-40060

Longeveron Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2174146
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1951 NW 7th Avenue, Suite 520, Miami, Florida	33136
(Address of principal executive offices)	(Zip Code)

(305) 909-0840

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LGVN	The Nasdaq Capital Market
Transferable Subscription Rights	LGVNR	The Nasdaq Capital Market

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

As of November 8, 2023, the registrant had 8,895,574 shares of Class A common stock, $0.001 par value per shares, and 14,855,539 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,967	$10,503
Marketable securities	1,966	9,155
Prepaid expenses and other current assets	1,015	404
Accounts and grants receivable	96	218
Total current assets	5,044	20,280
Property and equipment, net	2,544	2,949
Intangible assets, net	2,539	2,409
Operating lease asset	1,301	1,531
Other assets	197	244
Total assets	$11,625	$27,413
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$829	$1,751
Accrued expenses	1,473	650
Current portion of lease liability	586	564
Estimated lawsuit liability	-	1,398
Deferred revenue	506	506
Total current liabilities	3,394	4,869
Long-term liabilities:
Lease liability	1,599	2,041
Total long-term liabilities	1,599	2,041
Total liabilities	4,993	6,910
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 6,455,336 shares issued and outstanding at September 30, 2023; 6,127,320 issued and outstanding at December 31, 2022	6	6
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 14,855,539 shares issued and outstanding at September 30, 2023; 14,891,085 issued and outstanding, at December 31, 2022	15	15
Additional paid-in capital	85,976	83,712
Stock subscription receivable	(100)	(100)
Accumulated deficit	(78,956)	(62,773)
Accumulated other comprehensive loss	(309)	(357)
Total stockholders’ equity	6,632	20,503
Total liabilities and stockholders’ equity	$11,625	$27,413

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Clinical trial revenue	$150	$210	$605	$860
Grant revenue	-	55	41	241
Total revenues	150	265	646	1,101
Cost of revenues	96	173	423	549
Gross profit	54	92	223	552

Operating expenses
General and administrative	3,092	2,074	8,322	6,481
Research and development	1,843	2,960	6,910	6,107
Selling and marketing	280	245	580	766
Total operating expenses	5,215	5,279	15,812	13,354
Loss from operations	(5,161)	(5,187)	(15,589)	(12,802)
Other income and (expenses)
Non-operating lawsuit expense	-	-	-	(1,398)
Other income and (expenses), net	55	(57)	204	(178)
Total other income and (expenses), net	55	(57)	204	(1,576)
Net loss	$(5,106)	$(5,244)	$(15,385)	$(14,378)
Deemed dividend attributable to warrant down round feature	(798)	-	(798)	-
Net loss attributable to common stockholders	$(5,904)	$(5,244)	$(16,183)	$(14,378)
Basic and diluted net loss per share	$(0.28)	$(0.25)	$(0.77)	$(0.69)
Basic and diluted weighted average common shares outstanding	21,178,767	21,001,613	21,106,464	20,952,569

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net loss	$(5,106)	$(5,244)	$(15,385)	$(14,378)
Other comprehensive gain:
Net unrealized gain on available-for-sale securities	26	-	48	-
Total comprehensive loss	$(5,080)	$(5,244)	$(15,337)	$(14,378)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	6,127,320	$6	14,891,085	$15	$(100)	$83,712	$(62,773)	$(357)	$20,503
Conversion of Class B common stock for Class A common stock	35,546	-	(35,546)	-	-	-	-	-	-
Class A common stock, issued for RSUs vested	227,030	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on RSUs vested	(43,057)	-	-	-	-	(153)	-	-	(153)
Class A common stock issued for stock rights offering	108,497	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	1,619	-	-	1,619
Unrealized gain attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	48	48
Dividend attributable to down round feature of 2021 warrants	-	-	-	-	-	798	(798)	-	-
Net loss	-	-	-	-	-	-	(15,385)	-	(15,385)
Balance at September 30, 2023	6,455,336	$6	14,855,539	$15	$(100)	$85,976	$(78,956)	$(309)	$6,632

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2021	5,175,361	$5	15,702,834	$16	$(100)	$81,470	$(43,938)	$-	$37,453
Conversion of Units into Class A and B common stock	641,749	1	(641,749)	(1)	-	-	-	-	-
Class A common stock, issued for RSUs vested	152,117	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on RSUs vested	(28,234)	-	-	-	-	(321)	-	-	(321)
Class A common stock options exercised	374	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	1,861	-	-	1,861
Net loss	-	-	-	-	-	-	(14,378)	-	(14,378)
Balance at September 30, 2022	5,941,367	$6	15,061,085	$15	$(100)	$83,010	$(58,316)	$-	$24,615

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at June 30, 2023	6,314,225	$6	14,855,539	$15	$(100)	$84,729	$(73,052)	$(335)	$11,263
Class A common stock, issued for RSUs vested	47,307	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on RSUs vested	(14,693)	-	-	-	-	(50)	-	-	(50)
Class A common stock issued for stock rights offering	108,497	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	499	-	-	499
Unrealized gain attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	26	26
Dividend attributable to down round feature of 2021 warrants	-	-	-	-	-	798	(798)	-	-
Net loss	-	-	-	-	-	-	(5,106)	-	(5,106)
Balance at September 30, 2023	6,455,336	$6	14,855,539	$15	$(100)	$85,976	$(78,956)	$(309)	$6,632

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	5,925,935	$6	15,061,085	$15	$(100)	$82,532	$(53,072)	$-	$29,381
Conversion of Units into Class A and B common stock	-		-	-	-	-	-	-	-
Class A common stock, issued for RSUs vested	20,158	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on RSUs vested	(4,726)	-	-	-	-	(27)	-	-	(27)
Class A common stock options exercised	-	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	505	-	-	505
Net loss	-	-	-	-	-	-	(5,244)	-	(5,244)
Balance at September 30, 2022	5,941,367	$6	15,061,085	$15	$(100)	$83,010	$(58,316)	$-	$24,615

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(15,385)	$(14,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	657
Interest earned on marketable securities	180	170
Equity issued for consulting services	-	170
Equity-based compensation	1,619	1,691
Non-operating lawsuit expense	-	1,398
Changes in operating assets and liabilities:
Accounts and grants receivable	122	(122)
Prepaid expenses and other current assets	(611)	(462)
Other assets	47	(61)
Accounts payable	(922)	(41)
Deferred revenue	-	307
Estimated lawsuit liability	(1,398)	-
Accrued expenses	823	(599)
Lease asset and lease liability	(190)	(391)
Net cash used in operating activities	(15,005)	(11,661)
Cash flows from investing activities
Proceeds from the sale of marketable securities	7,057	591
Acquisition of property and equipment	(137)	(503)
Acquisition of intangible assets	(298)	(195)
Net cash provided by (used in) investing activities	6,622	(107)
Cash flows from financing activities
Payments for taxes on RSUs vested	(153)	(316)
Net cash used in financing activities	(153)	(316)
Change in cash and cash equivalents	(8,536)	(12,084)
Cash and cash equivalents at beginning of the period	10,503	25,658
Cash and cash equivalents at end of the period	$1,967	$13,574
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs into Class A common stock	$(717)	$(1,295)
Dividend attributable to down round feature of warrants	$798	$-

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to the Condensed Financial Statements (Unaudited)

Three and Nine Month Periods Ended September 30, 2023 and 2022

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

The accompanying interim condensed balance sheet as of September 30, 2023, and the condensed statements of operations, statement of comprehensive loss, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2023 and 2022, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 14, 2023.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $15.4 million and $14.4 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $79.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of September 30, 2023, the Company had cash and cash equivalents of $2.0 million and marketable securities of $2.0 million. The Company has prepared a cash flow forecast which indicates that it does not have sufficient cash to meet its minimum expenditure commitments for one year from the date these condensed financial statements are available to be issued and therefore needs to raise additional funds to continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. To address the future funding requirements, management has undertaken the following initiatives:

●

On October 11, 2023 the Company entered into a securities purchase agreement with an institutional and accredited investor (the “Purchaser”) relating to the registered direct offering and sale of an aggregate of 2,365,000 shares of the Company’s Class A common stock, par value $0.001 per share and pre-funded warrants to purchase up to 59,243 shares of Class A common stock at an exercise price of $0.001 per share, at a purchase price of $1.65 per share and $1.649 per pre-funded Warrant (the “Offering”), which Offering closed and was funded October 13, 2023.

In a concurrent private placement, the Company also sold to the Purchaser unregistered Series A warrants to purchase up to an aggregate of 2,424,243 shares of its Class A common stock and unregistered Series B warrants to purchase up to an aggregate of 2,424,243 shares of its Class A common stock (the “Warrants”)(collectively, the “Private Placement”). The unregistered Series A Warrants have an exercise price of $1.65 per share, will become exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon the exercise of the Series A Warrants, and have a term of five and one-half years from the date of issuance. The unregistered Series B Warrants have an exercise price of $1.65 per share, will become exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon the exercise of the Series B Warrants, and have a term of eighteen months from the date of issuance. Each Warrant is exercisable for one share of Class A common stock. The net proceeds to the Company from the Offering and Private Placement was approximately $3.5 million, after deducting placement agent fees and other offering expenses payable by the Company.

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

2. Summary of Significant Accounting Policies

Basis of presentation:

The financial statements of the Company were prepared in accordance with U.S. GAAP.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The adoption of the standard as of January 1, 2023 did not have a material impact on the Company’s condensed financial statements; however, the Company did record net unrealized gains and losses in the condensed statement of comprehensive loss for the three and nine month periods ended September 30, 2023.

Cash and cash equivalents:

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Marketable securities:

Marketable securities at September 30, 2023 and December 31, 2022 consisted of marketable fixed income securities, primarily corporate bonds, as well as U.S. Government and agency obligations which are categorized as available-for-sale securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the statement of operations. Changes in net unrealized gains and losses are reported in other comprehensive loss and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains and losses were less than $0.1 million for each of the three and nine months ended September 30, 2023 and 2022.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of September 30, 2023 and December 31, 2022 are certain to be collected, and no amount has been recognized for doubtful accounts. In addition, for the Clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the Clinical trial revenue are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	September 30, 2023	December 31, 2022
National Institutes of Health – Grant	$96	$218
Total	$96	$218

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected on the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and nine months ended September 30, 2023 and 2022.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For the nine months ended September 30, 2023 and 2022, the Company recognized $0 and less than $0.1 million, respectively, of funds that were previously classified as deferred revenue ($0 and $0.1 million, respectively for the three months ended September 30, 2023 and 2022).

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

Revenue by source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
National Institute of Health - grant	$-	$41	$41	$123
Clinical trial revenue	150	210	605	860
MSCRF – TEDCO[1] - grant	-	14	-	118
Total	$150	$265	$646	$1,101

[1]	Maryland Stem Cell Research Fund (MSCRF) - Maryland Technology Development Corporation (TEDCO)

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

Following the Corporate Conversion, the Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three and nine months ended September 30, 2023 and 2022 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination, or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of September 30, 2023 and December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to a taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

3. Marketable securities

The following is summary of marketable securities that the Company measures at fair value (in thousands):

	Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$751	$-	$751
Corporate and foreign bonds	-	1,215	-	1,215
Money market funds(1)	847	-	-	847
Accrued income	20	-	-	20
Total marketable securities	$867	$1,966	$-	$2,833

(1)	Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total

U.S. Treasury obligations	$97	$-	$-	$97
U.S. government agencies	-	1,250	-	1,250
Corporate and foreign bonds	-	7,808	-	7,808
Money market funds(1)	607	-	-	607
Accrued income	65	-	-	65
Total marketable securities	$769	$9,058	$-	$9,827

(1)	Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of both September 30, 2023 and December 31, 2022, the Company reported accrued interest receivable related to marketable securities of less than $0.1 million. These amounts are recorded in other assets on the condensed balance sheets and are not included in the carrying value of the marketable securities.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	September 30, 2023	December 31, 2022
Leasehold improvements	10 years	$4,328	$4,328
Furniture/Lab equipment	7 years	2,366	2,264
Computer equipment	5 years	80	46
Software/Website	3 years	38	38
Total property and equipment		6,812	6,676
Less accumulated depreciation and amortization		4,268	3,727
Property and equipment, net		$2,544	$2,949

Depreciation and amortization expense amounted to approximately $0.2 million for each of the three-month periods ended September 30, 2023 and 2022, and $0.5 million for each of the nine-month periods ended September 30, 2023 and 2022, respectively.

5. Intangible assets, net

Major components of intangible assets as of September 30, 2023 are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(853)	$1,190
Patent Costs		1,156	-	1,156
Trademark costs		193	-	193
Total		$3,392	$(853)	$2,539

Major components of intangible assets as of December 31, 2022 are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(685)	$1,358
Patent Costs		887	-	887
Trademark costs		164	-	164
Total		$3,094	$(685)	$2,409

Amortization expense related to intangible assets amounted to approximately $0.1 million and $0.2 million for each of the three- and nine-month periods ended September 30, 2023 and 2022, respectively.

Future amortization expense for intangible assets as of September 30, 2023 is approximately as follows (in thousands):

Years Ending December 31,	Amount
2023 (remaining three months)	$56
2024	224
2025	224
2026	224
2027	224
Thereafter	238
Total	$1,190

6. Leases

The Company records an operating lease asset and an operating lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of September 30, 2023, the operating lease asset and operating lease liability were approximately $1.3 million and $2.2 million, respectively. As of December 31, 2022, the operating lease asset and operating lease liability were approximately $1.5 million and $2.6 million, respectively.

Future minimum payments under the operating leases as of September 30, 2023 are as follows (in thousands):

Years Ending December 31,	Amount
2023 (remaining three months)	$171
2024	682
2025	682
2026	682
2027	169
Total	2,386
Less: Interest	201
Present value of operating lease liability	$2,185

During each of the three month periods ended September 30, 2023 and 2022, the Company incurred approximately $0.2 million of total lease costs and for the nine month periods ended September 30, 2023 and 2022, the Company incurred approximately $0.7 million and $0.6 million of total lease costs, respectively, that are included in the general and administrative expenses in the statements of operations.

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

On June 27, 2023 the Company filed a registration statement with the SEC to conduct a tradeable subscription rights offering for up to $30.0 million of shares of Class A common stock to its stockholders and holders of certain warrants to purchase common stock. On July 28, 2023 the Company filed a first amendment to the registration statement. On August 16, 2023, the registration statement was declared effective by the SEC, and on August 22, 2023, the Company launched the subscription rights offering at a subscription price of $3.00 per share of Class A common stock. On September 21, 2023, the subscription period for the rights offering of the Company expired. At the end of the subscription period, the Company sold 108,497 shares of its Class A common stock at a price of $3.00 per share. There were no net proceeds to the Company after deducting the $0.3 million of expenses associated with the rights offering.

Restricted Stock Units (RSUs) are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date and a tax liability is calculated based on each individual’s tax bracket. During the nine months ended September 30, 2023, a total of 227,030 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 43,057 Class A common stock shares to satisfy employee tax liabilities. The shares withheld are available for reissuance pursuant to the Company’s 2021 Incentive Award Plan.

During the nine months ended September 30, 2023, no stock options were exercised for Class A common stock shares.

Class B Common Stock

In connection with the Corporate Conversion, 2,000,000 outstanding Series A and B units were converted into 15,702,834 shares of our unregistered Class B common stock.

Holders of Class A common stock generally have rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to five (5) votes per share. The holders of Class B common stock may convert each share of Class B common stock into one share of Class A common stock at any time at the holder’s option, and is otherwise subject to automatic conversion in certain circumstances. Class B common stock is not publicly tradeable.

During the nine months ended September 30, 2023, stockholders exchanged 35,546 shares of Class B common stock for 35,546 shares of Class A common stock. During the year ended December 31, 2022, stockholders exchanged 811,749 shares of Class B common stock for 811,749 shares of Class A common stock.

Warrants

As part of the Company’s initial public offering (“IPO”), the underwriter received warrants to purchase 106,400 shares of Class A common stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $12.00 per share and the fair value of the warrants as of December 31, 2021 was approximately $0.5 million. During 2021, the underwriters assigned 95,760 of the warrants to its employees. As of December 31, 2022, 51,061 warrants have been exercised for Class A common stock shares at an exercise price of $12.00 for $612,732.

As part of the 2021 PIPE Offering, the Company issued 1,169,288 warrants to investors to purchase up to a number of shares of Class A common stock equal to the number of shares of Class A common stock purchased by such investor in the offering, at an exercise price of $17.50 per share (the “Purchaser Warrants”). The Purchaser Warrants were immediately exercisable, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 46,722 shares of Class A common stock, at an exercise price of $17.50 per share.

On August 16, 2023, the Company announced its Stock Rights Offering, which triggered the downward pricing mechanism on the Purchaser Warrants, at which time these warrants were adjusted downward to an exercise price of $5.25 for the period remaining through expiration. This resulted in a deemed dividend to common stockholders of approximately $0.8 million for the change in the fair value of the warrants using a Black-Scholes pricing model.

8. Equity Incentive Plan

As part of the Company’s IPO, the Company adopted and approved the 2021 Incentive Award Plan, under which, the Company may grant equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes.

On July 31, 2023, the Company granted Lisa Locklear, Executive Vice President and Chief Financial Officer, a signing bonus of 40,000 Restricted Stock Units, which vest in quarterly installments on each of October 1, 2023, January 1, 2024, April 1, 2024, and July 31, 2024.

On July 24, 2023, the Company granted Nataliya Agafonova, Chief Medical Officer, a signing bonus of 30,000 Restricted Stock Units, which vest in quarterly installments on each of July 24, 2023, October 1, 2023, January 1, 2024, and April 1, 2024.

On March 1, 2023, the Company granted Mr. Hashad a signing bonus of 50,000 Restricted Stock Units, which vest in quarterly installments on each of April 1, 2023, July 1, 2023, September 1, 2023, and December 31, 2023. Mr. Hashad will also receive annual long-term equity incentive awards through 2026 consisting of 50,000 shares of time-based vesting stock options and up to 125,000 of performance share units “(PSUs”), in accordance with the terms of the Longeveron 2021 Incentive Award Plan.

As of September 30, 2023 and December 31, 2022, the Company had 122,947 and 329,746, respectively, RSUs outstanding (unvested).

RSU activity for the nine months ended September 30, 2023 was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2022	329,746
RSU granted	130,000
RSUs vested	(227,030)
RSU expired/forfeited	(109,769)
Outstanding (unvested) at September 30, 2023	122,947

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

As of September 30, 2023 and December 31, 2022, the Company has recorded issued and outstanding options to purchase a total of 380,968, and 470,191 shares, respectively, of Class A common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $6.04, and $7.07 per share, respectively.

For the nine months ended September 30, 2023:

Number of Stock Options
Stock options vested (based on ratable vesting)	168,928
Stock options unvested	212,040
Total stock options outstanding at September 30, 2023	380,968

For the year ended December 31, 2022:

Number of Stock Options
Stock options vested (based on ratable vesting)	151,258
Stock options unvested	318,933
Total stock options outstanding at December 31, 2022	470,191

Stock Option activity for the nine months ended September 30, 2023 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2022	470,191	$7.07
Options granted	50,000	$3.62
Options exercised	-	-
Options expired/forfeited	(139,223)	$8.63
Outstanding at September 30, 2023	380,968	$6.04

On March 1, 2023, the Company granted an award of 50,000 Class A common stock options to Mr. Hashad. The stock option award has a one-year vesting period, vesting on the first anniversary of the grant date, and has an exercise price of $3.62 per share. Based upon a Black-Scholes calculation, the price per share to be expensed was $3.23 and a total cost of $0.2 million would be expensed ratably over 12 months.

For the three-month periods ended September 30, 2023 and 2022, equity-based compensation expense was $0.5 million, and for the nine months ended September 30, 2023 and 2022, equity-based compensation expense amounted to approximately $1.6 million and $1.9 million, respectively. These amounts are included in the research and development and general and administrative expenses in the condensed statements of operations for the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023, the remaining unrecognized equity-based compensation (which includes RSUs, PSUs and stock options) of approximately $1.0 million will be recognized over approximately 3.2 years.

9. Commitments and Contingencies

Master Services Agreements:

As of September 30, 2023, the Company had four active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of approximately $1.9 million over the next two years.

Consulting Services Agreements:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its Chief Science Officer (“CSO”). Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. On November 16, 2022, the Company accounted for but had not issued 48,140 RSUs with an aggregate value of $0.2 million as payment for accrued expenses under the consulting agreement with the CSO. These shares were issued on May 24, 2023. As of September 30, 2023 and December 31, 2022, the Company had an accrued balance due to the CSO of $0.1 million and less than $0.1 million, respectively, which is included in accrued expenses in the accompanying condensed balance sheets.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by Dr. Joshua Hare’s brother-in-law) for use of information technology services. The technology services agreement was terminated as of April 14, 2023. As of September 30, 2023, and December 31, 2022, the Company owed $0 and less than $0.1 million, respectively, pursuant to this agreement, which is included in accounts payable in the accompanying condensed balance sheets.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an Exclusive License Agreement with UM for the use of certain Aging-related Frailty Mesenchymal Stem Cell (“MSC”) technology rights developed by our Chief Science Officer at UM. The UM License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how specifically related to the development of the culture-expanded MSCs for Aging-related Frailty used at the Human-induced pluripotent stem cell-derived MSCs (“IMSCs”), all standard operating procedures used to create the IMSCs, and all data supporting isolation, culture, expansion, processing, cryopreservation and management of the IMSCs. The Company is required to pay UM (i) a license issue fee of $5,000, (ii) a running royalty in an amount equal to three percent of annual net sales on products or services developed from the technology, payable on a country-by-country basis beginning on the date of first commercial sale through termination of the UM License Agreement, and which may be reduced to the extent we are required to pay royalties to a third party for the same product or process, (iii) escalating annual cash payments of up to $50,000, subject to offset. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology and was amended in 2017 to modify certain milestone completion dates as detailed below In 2021 the license fee was increased by an additional $100,000, to defray patent costs. In addition, the Company issued 110,387 unregistered shares of Class A common stock to UM.

The milestone payment amendments shifted the triggering payments to three payments of $500,000, to be paid within six months of: (a) the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (b) the receipt by the Company of approval for the first new drug application (“NDA”), biologics application (“BLA”), or other marketing or licensing application for the product; and (c) the first sale following product approval. “Approval” refers to Product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendments also provided for the Company’s license of additional technology, to the extent not previously included in the UM License and granted the Company an exclusive option to obtain an exclusive license for (a) the Hypoplastic Left Heart Syndrome (“HLHS”) investigational new drug application (“IND”) with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.”

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. For the three- and nine-month periods ended September 30, 2023 and 2022, we recorded milestone fees due to UM of $12,500 and $37,500, respectively, and as of September 30, 2023 and December 31, 2022, we had accrued $52,500 and $50,000, respectively, which is included in accrued expenses in the accompanying condensed balance sheets.

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMH MD Holdings, LLC (“JMHMD”), for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty, 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271 technology is being capitalized and amortized as incurred over 20 years. There were no license fees due during the nine months ended September 30, 2023 and the year ended December 31, 2022 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

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

On or about May 18, 2023, a former employee of the Company filed a charge with the Equal Employment Opportunities Commission (“EEOC”) and the Florida Commission on Human Relations alleging discrimination based on disability, and on or about August 15, 2023, the former employee filed a complaint in Miami-Dade Circuit Court alleging unpaid wages were outstanding.  Both matters were addressed and fully resolved and settled in a mediation between the Company and the former employee held on September 28, 2023, by which it was agreed that the former employee would be paid $75,000 (a total of $35,000 towards this resolution will be paid by Longeveron and all remaining costs will be covered by Longeveron’s insurance carrier) and that the EEOC and FCHR charges will be withdrawn and the action in the Miami-Dade Circuit Court will be dismissed with prejudice.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company upon commencement of employment. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $0.1 million to the Plan during both of the nine month periods ended September 30, 2023 and 2022, and less than $0.1 million for both of the three months ended September 30, 2023 and 2022.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments were excluded from the calculation of diluted net loss per share because their effects would be antidilutive (in thousands):

	Nine months ended September 30,
	2023	2022
RSUs	123	302
PSUs	125	-
Stock options	381	416
Warrants	1,271	1,271
Total	1,900	1,989

12. Subsequent Events

On October 11, 2023 the Company entered into a securities purchase agreement with an institutional and accredited investor relating to the registered direct offering and sale of an aggregate of 2,365,000 shares of the Company’s Class A common stock, par value $0.001 per share and pre-funded warrants to purchase up to 59,243 shares of Class A common stock at an exercise price of $0.001 per share, at a purchase price of $1.65 per share and $1.649 per pre-funded Warrant, which Offering closed and was funded on October 13, 2023.

In a concurrent private placement, the Company also sold to the Purchaser unregistered Series A warrants to purchase up to an aggregate of 2,424,243 shares of its Class A common stock and unregistered Series B warrants to purchase up to an aggregate of 2,424,243 shares of its Class A common stock. The unregistered Series A Warrants will have an exercise price of $1.65 per share, will become exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon the exercise of the Series A Warrants, and have a term of five and one-half years from the date of issuance. The unregistered Series B Warrants will have an exercise price of $1.65 per share, will become exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon the exercise of the Series B Warrants, and have a term of eighteen months from the date of issuance. Each Warrant is exercisable for one share of Class A common stock. The net proceeds to the Company from the Offering and Private Placement was approximately $3.5 million, after deducting placement agent fees and other offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this document, the terms “Longeveron,” “Company,” “we,” “us,” and “our” refer to Longeveron Inc. We have no subsidiaries.

This Quarterly Report on Form 10-Q (this “10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current expectations about our future results, performance, prospects, and opportunities. This 10-Q contains forward-looking statements that can involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future capital raising, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statements contained in this report include, but are not limited to, statements about:

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the timing and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates;

●	our plans relating to the further development of our product candidates, including additional disease states or indications we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our need to raise additional capital, the difficulties we may face in obtaining access to capital, and the dilutive impact it may have on our investors;

●	our financial performance and ability to continue as a going concern; and

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements.

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

Overview and Recent Developments

Overview

We are a clinical stage biotechnology company developing regenerative medicines to address unmet medical needs. The Company’s lead investigational product is Lomecel-B™, an allogeneic Mesenchymal Stem Cell (“MSC”) formulation sourced from bone marrow of young, healthy adult donors. Lomecel-B™ has multiple potential mechanisms of action that promote tissue repair and healing with broad potential applications across a spectrum of disease areas. The underlying mechanism(s) of action that lead to the tissue repair programs include the stimulation of new blood vessel formation, modulation of the immune system, reduction in tissue fibrosis, and the stimulation of endogenous cells to divide and increase the numbers of certain specialized cells in the body.

We are currently pursuing three pipeline indications: Hypoplastic Left Heart Syndrome (“HLHS”), Alzheimer’s disease (“AD”), and Aging-related Frailty. Our mission is to advance Lomecel-B™ and other cell-based candidates into pivotal Phase 3 trials, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

HLHS

Our HLHS program is focused on the potential clinical benefits of Lomecel-B™ as an adjunct therapeutic to standard-of-care HLHS surgery. HLHS is a rare and devastating congenital heart defect in which the left ventricle is severely underdeveloped. As such, babies born with this condition die shortly after birth without undergoing a complex series of reconstructive heart surgeries. Despite the life-saving surgical interventions, clinical studies show that only 50 to 60 percent of affected individuals survive to adolescence. We have early clinical state evidence supporting pro-vascular, pro-regenerative, anti-fibrotic, and anti-inflammatory properties of Lomecel-B™ to improve heart function in HLHS patients. We have completed a Phase 1 open-label study (“ELPIS I”)1 that supported the safety and tolerability of Lomecel-B™ for HLHS, when directly injected into the functional right ventricle during the second-stage standard-of-care surgery (adding minimal additional time to the surgical procedure). Preliminary data also suggested potential benefits on heart function. In addition, our early clinical stage data is favorable as compared to historical controls for survival and reduced need for heart transplants. The improvement in HLHS survival following the Phase 1 ELPIS I clinical trial has resulted in acceptance by the American Heart Association (“AHA”) for a poster presentation at an AHA meeting in November 2023. The ELPIS I trial showed 100 percent survival in children up to 5 years of age after receiving of Lomecel-B™, compared to a 20 percent mortality rate observed from historical control data. Longeveron is currently conducting a controlled Phase 2 trial (“ELPIS II”) to compare the effects of Lomecel-B™ as an adjunct therapeutic versus standard-of-care (HLHS surgery alone). A positive outcome could allow this trial to serve as a registrational study and adoption of Lomecel-B™ as part of standard-of-care treatment in HLHS patients.

Alzheimer’s Disease

In September 2023, we completed our Phase 2a Alzheimer’s disease clinical trial, known as the CLEAR MIND study. This trial enrolled patients with mild Alzheimer’s disease and was designed as a randomized, double-blind, placebo-controlled study across ten U.S. centers. Our primary objective was to assess safety, and we tested three distinct Lomecel-BTM dosing regimens against a placebo.

The study demonstrated positive results. Notably, all Lomecel-B™ treatment groups met the safety primary endpoint and showed slowing/prevention of disease worsening relative to the placebo. There were statistically significant improvements in the secondary efficacy endpoint for both the low-dose Lomecel-BTM group and the pooled treatment groups compared to the placebo. Other doses also showed promising results in slowing/prevention of disease worsening. These findings support both the safety and potential therapeutic benefit of Lomecel-BTM in managing mild Alzheimer’s disease, laying a strong groundwork for subsequent trials in this indication and potentially others.

The trial also entailed careful evaluation of potential target engagement through fluid-based biomarkers, imaging biomarkers, and vascular function assessment. We anticipate additional data from these assessments in the coming weeks and commit to making an announcement once these analyses are completed.

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

Aging-related Frailty

Improvement of the quality of life for the aging population is one of the strategic directions of the Company. Life expectancy has substantially increased over the past century due to medical and public health advancements. However, this longevity increase has not been paralleled by health span – the period of time one can expect to live in relatively good health and independence. For many developed and developing countries, health span lags life-expectancy by over a decade. This has placed tremendous strain on healthcare systems in the management of aging-related ailments and presents additional socioeconomic consequences due to patient decreased independence and quality-of-life. Since these strains continue to increase with demographic shifts towards an increasingly older population, improving health span has become a priority for health agencies, such as the National Institute on Aging (“NIA”) of the NIH, the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and the European Medicines Agency (“EMA”). As we age, we experience a decline in our own stem cells, a decrease in immune system function (known as “immunosenescence”), diminished blood vessel functioning, chronic inflammation (known as “inflammaging”), and other aging-related alterations that affect biological functioning. Our preliminary clinical data suggest that Lomecel-B™ can potentially address these problems through multiple mechanisms of action (“MOAs”) that simultaneously target key aging-related processes. Longeveron is currently engaged in a Phase 2 trial studying Lomecel-B™ in Aging-related Frailty under INDs with the US FDA and under the PMDA in Japan. There are currently 5 patients enrolled and we are planning to complete the enrollment by the end of 2024. In addition, we are using Lomecel-B™ in registry trials in The Bahamas as part of the real world data generation for the aging population.

Summary of Clinical Development Strategy

Our core mission is to become a world-leading regenerative medicine company through the development, approval, and commercialization of a novel cell therapy product for unmet medical needs, with a focus on HLHS. Key elements of our current business strategy are as follows.

●	Execution of ELPIS II, a Phase 2 randomized controlled trial set forth in greater detail below, to measure the efficacy of Lomecel-B™ in HLHS. This trial is ongoing and is being conducted in collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”) through grants from the NIH.

●	Continue to pursue the therapeutic potential of Lomecel-B™ in mild AD. We completed a Phase 2a trial (CLEAR MIND) which demonstrated the potential benefits of Lomecel-B™ over placebo to maintain cognitive function and deterioration of brain structure atrophy, with no safety issues observed. We will continue our analysis of the study (biomarkers, neurocognitive, and quality of life data) which should provide additional valuable information regarding the target engagement and clinical benefits. Once the study data analysis is completed, we will discuss the data with the scientific advisors in order to further develop our clinical development strategy. Our objective is to forge strategic collaborations for the advancement of Lomecel-B™ in addressing Alzheimer’s disease. We are actively in pursuit of a partnership to propel this initiative forward.

●	Continue developing our international programs. Japan is our first non-U.S. territory in which we are conducting a randomized, double-blinded, placebo-controlled clinical trial to evaluate Lomecel-B™ for Aging-related Frailty. With successful completion of this trial and demonstration of safety, we intend to seek marketing approval under the Act on the Safety of Regenerative Medicine (“ASRM”). We also intend to explore conditional or full approval in Japan of Lomecel-B™ under the Pharmaceuticals and Medical Devices (“PMD”) Act for the treatment of Aging-related Frailty in the future, which will be guided by results from this trial and potentially others in our Frailty program. We may also explore other indications in Japan, and potentially pursue Aging-related Frailty and other indications in additional international locations for further development and commercialization. We also continue to successfully enroll in our Frailty and Cognitive Impairment registry trials in The Bahamas and are launching an Osteoarthritis registry trial.

●	Expand our manufacturing capabilities to commercial-scale production. We operate a current good manufacturing practice (“cGMP”)-compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy future commercial demand for potential Lomecel-B™ commercialization.

●	Collaborative arrangements and out-licensing opportunities. We will be opportunistic and consider entering co-development, out-licensing, or other collaboration agreements for the purpose of eventually commercializing Lomecel-B™ and other products domestically and internationally if appropriate approvals are obtained.

●	Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we intend to actively explore promising potential additions to our pipeline.

●	Continue to expand our intellectual property portfolio. Our intellectual property is vitally important to our business strategy, and we take significant steps to develop this property and protect its value. Results from our ongoing research and development efforts are intended to add to our existing intellectual property portfolio.

Clinical Development Pipeline in 2023

We are currently in clinical development of a single product, Lomecel-B™ for three potential indications (See Figure 1).

Indication	Geography	Phase 1	Phase 2	Phase 3
HLHS	U.S.
Aging-related Frailty	Japan
Alzheimer’s disease	U.S.

Figure 1: Lomecel-B™ clinical development pipeline

Hypoplastic Left Heart Syndrome (HLHS). The FDA granted Lomecel-B™ for the treatment of HLHS a Rare Pediatric Disease (“RPD”) Designation (on November 8, 2021), Orphan Drug Designation (“ODD”) (on December 2, 2021), and Fast Track Designation (on August 24, 2022). HLHS is a rare congenital heart condition affecting approximately 1,000 newborns in the US annually. HLHS is a birth defect that affects normal blood flow through the heart. As the baby develops during pregnancy, the left side of the heart does not form correctly. It is one type of congenital heart defect present at birth. Because a baby with this defect needs surgery or other procedures soon after birth, HLHS is considered a critical congenital heart defect. To prevent certain death shortly after birth, these babies undergo a series of three heart surgeries (staged surgical palliation) that converts the normally 4-chamber heart into a 3-chamber one with a single ventricle (the right ventricle) supporting systemic circulation. Despite these life-saving surgeries, HLHS patients nevertheless still have high early mortality and morbidity rates due primarily to heart failure.

We are currently conducting an ongoing Phase 2 clinical trial (ELPIS II) under FDA IND 017677. ELPIS II is a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate Lomecel-B™ as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery which is typically performed at 4-6 months after birth. The primary objective is to evaluate improvement in heart function after Lomecel-B™ treatment versus standard-of-care surgery alone (38 subjects total: 19 per arm). This trial is over 50% enrolled and is funded in part by the NHLBI/NIH. While we cannot predict a specific time when the trial will be fully enrolled, the plan is to complete enrollment in 2024.

ELPIS II is a next-step trial to our completed 10-patient open-label Phase 1 trial (ELPIS I) under the same IND. This Phase 1 trial was designed to evaluate the safety and tolerability of Lomecel-B™ as an adjunct to the second-stage HLHS surgery, and to obtain preliminary evidence of Lomecel-B™ effect to support a next-phase trial. The primary safety endpoint was met: no major adverse cardiac events (“MACE”) or treatment-related infections during the first month post-treatment, and no triggering of stopping rules. Furthermore, fluid-based and imaging biomarker data supported multiple potentially relevant mechanisms-of-action of Lomecel-B™, and the potential to improve post-surgical heart function. In addition to the 12-month follow-up evaluation on ELPIS, we continue to follow these patients on an annual basis. All 10 patients remain alive without the need for a heart transplant for 3.5 to 5.0 years since treatment with Lomecel-B™ (updated as of May 9, 2023), and five have already successfully undergone the third-stage surgery. Based on historical data, over 15% of patients would be expected to have received a heart transplant or have died within 3-years after the second-stage surgery, rising to nearly 20% by 5 years.

We are prosecuting a number of patent applications relating to the administration of mesenchymal stem cells for treating HLHS in Taiwan and the Bahamas.

Alzheimer’s disease. Alzheimer’s disease, a devastating neurologic disease leading to cognitive decline, has very limited therapeutic options. An estimated 6.7 million Americans aged 65 and older have Alzheimer’s disease, and this number is projected to more than double by 2060. Lomecel-B™ treated patients showed a slowing/prevention of disease worsening compared to placebo in the completed Phase 2 a study (CLEAR MIND), and with no safety concerns identified. These results align with those of our earlier Phase I study2.

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

○	We have previously completed two U.S. clinical trials under FDA IND 016644. One is a multicenter, randomized, placebo-controlled Phase 2b trial which showed that a single infusion of Lomecel-B™ significantly improved 6-Minute Walk Test (“6MWT”) distance 9 months after infusion, and also showed a dose-dependent increase in 6MWT distance 6 months after infusion. The second is a multicenter, randomized, placebo-controlled Phase 1/2 trial (“HERA Trial”) that showed that Lomecel-B™ was generally safe and well tolerated in patient with Aging-related Frailty, and showed that hemagglutinin inhibition (“HAI”) assay results in the Lomecel-B™ and placebo groups to influenza were not statistically different, indicating Lomecel-B™ does not suppress the immune system.

○

Japan Clinical Trial: The Japanese PMDA has approved a Clinical Trial Notification (“CTN”), which is equivalent to a U.S. IND, allowing an Investigator-sponsored Phase 2 clinical study for Aging-related Frailty patients in Japan. This study is a 45-patient randomized placebo-controlled study with a primary objective of evaluating the safety of Lomecel-B™ in Japanese patients with Aging-related Frailty. Patient screening began in the 4th quarter of 2022, and the first patient was randomized in the first quarter of 2023. The goal of this study is to enable ASRM approval when combined with previous clinical results in non-Japanese patients.

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

Impact of Macroeconomic Conditions

We have experienced some supply constraints and marginal price increases, however, to date current macroeconomic conditions have not materially impacted our programs or our operations. We continue to monitor economic conditions in the U.S. and globally and expect to act proactively where possible to minimize the impact of continued inflation or supply constraints on materials and inventory needed for operations.

Components of Our Results of Operations

Revenue

We have historically generated revenue from three sources:

●	Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.5 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the NIH, Alzheimer’s Association, and Maryland Stem Cell Research Fund (“MSCRF”).

●	The Bahamas Registry Trial. Participants in The Bahamas Registry Trial pay us a fee to receive Lomecel-B™, imported into The Bahamas, and administered at one of two private medical clinics in Nassau. While Lomecel-B™ is considered an investigational product in The Bahamas, under the approval terms received from the National Stem Cell Ethics Committee, we are permitted to charge a fee for participation in the Registry Trial. The fee is recognized as revenue and is used to pay for the costs associated with manufacturing and testing of Lomecel-B™, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. Lomecel-B™ is considered an investigational treatment in The Bahamas and is not licensed for commercial sale.

●	Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities.

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

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: first, those activities that should be identified as research and development; second, the elements of costs that should be identified with research and development activities, and the accounting for these costs; and third, the financial statement disclosures related to them. Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including contract research organizations (“CROs”) and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

Income Taxes

No provision for income taxes has been recorded for the nine months ended September 30, 2023 or for the years ended December 31, 2022 and 2021. We may incur income taxes in the future if we have earnings. At this time the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Increase
	2023	2022	(Decrease)
Revenues	$150	$265	$(115)
Cost of revenues	96	173	(77)
Gross profit	54	92	(38)
Expenses
General and administrative	3,092	2,074	1,018
Research and development	1,843	2,960	(1,117)
Selling and marketing	280	245	35
Total operating expenses	5,215	5,279	(64)

Loss from operations	(5,161)	(5,187)	(26)
Other income and (expense), net	55	(57)	112
Net loss	$(5,106)	$(5,244)	$(138)

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the three months ended September 30, 2023 and 2022 were approximately $0.2 million and $0.3 million, respectively. Grant revenue for the three months ended September 30, 2023 and 2022 was $0 and $0.1 million, respectively. The decrease of $0.1 million, or 100%, was primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which is derived from the Bahamas Registry Trial, for the three-month periods ended September 30, 2023 and 2022 was $0.2 million. Clinical trial revenue for the three months ended September 30, 2023 decreased by less than $0.1 million, or 29%, compared to the same period in 2022 as a result of a decrease in participant demand.

Related cost of revenues was approximately $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $0.1 million, or 45%, was primarily due to the decrease in the revenues earned from the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.1 million for both of the three month-periods ended September 30, 2023 and 2022.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2023 increased to approximately $3.1 million, compared to $2.1 million for the same period in 2022. The increase of approximately $1.0 million, or 49%, was primarily related to increases of $0.3 million in compensation and benefit expenses, $0.4 million of expenses related to legal and professional fees and $0.4 million of expenses related to the subscription rights offering. These increases were partially offset by a decrease of $0.1 million in stock-based compensation expense.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2023 decreased to approximately $1.8 million, from approximately $3.0 million for the same period in 2022. The decrease of $1.1 million, or 38%, was primarily due to a decrease of $1.0 million in research and development expenses. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended September 30,
	2023	2022
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$1,019	$1,737
Supplies and costs to manufacture Lomecel-B™	64	287
Employee compensation and benefits	384	569
Equity-based compensation	141	101
Depreciation	176	184
Amortization	56	56
Travel	3	16
Other activities	-	10
	$1,843	$2,960

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended September 30, 2023 and 2022 were approximately $0.3 million and $0.2 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Other Income and (Expense): Other income for the three months ended September 30, 2023 was $0.1 million, which consisted of interest income. Other expense for the three months ended September 30, 2022 was less than $0.1 million.

Net Loss: Net loss was approximately $5.1 million and $5.2 million for the three-month periods ended September 30, 2023 and 2022, respectively.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Increase
	2023	2022	(Decrease)
Revenues	$646	$1,101	$(455)
Cost of revenues	423	549	(126)
Gross profit	223	552	(329)
Expenses
General and administrative	8,322	6,481	1,841
Research and development	6,910	6,107	803
Selling and marketing	580	766	(186)
Total operating expenses	15,812	13,354	2,458

Loss from operations	(15,589)	(12,802)	(2,787)
Non-operating Lawsuit expense	-	(1,398)	1,398
Other income and (expense), net	204	(178)	382
Net loss	$(15,385)	$(14,378)	$(1,007)

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the nine months ended September 30, 2023 and 2022 were approximately $0.6 million and $1.1 million, respectively. Revenues for the nine months ended September 30, 2023 were approximately $0.5 million, or 41% lower when compared to the same period in 2022. Grant revenue for the nine months ended September 30, 2023 and 2022 was less than $0.1 million and $0.2 million, respectively. Grant revenue for the nine months ended September 30, 2023 was approximately $0.2 million, or 83% lower, when compared to the same period in 2022, primarily due to a reduction in grant funds available due in part to the completion of the grant-funded clinical trials. Clinical trial revenue, which is derived from the Bahamas Registry Trial, for the nine months ended September 30, 2023 and 2022 was $0.6 million and $0.9 million, respectively. Clinical trial revenue for the nine months ended September 30, 2023 was approximately $0.3 million, or 30%, lower when compared to the same period in 2022. Clinical trial revenue in 2023 decreased as a result of a decrease in participant demand.

Related cost of revenues was approximately $0.4 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Cost of revenues for the nine months ended September 30, 2023 was $0.1 million, or 23%, less when compared to the same period in 2022, primarily due to the corresponding decrease in the revenues earned from the Bahamas Registry Trial. This resulted in a gross profit of approximately $0.2 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2023 increased to approximately $8.3 million, compared to $6.5 million for the same period in 2022. The increase of approximately $1.8 million, or 28%, was primarily related to an increase of $1.2 million in compensation and benefit expenses, $0.5 million of expenses related to legal and professional fees and $0.4 million of expenses related to the subscription rights offering. These increases were partially offset by a decrease of $0.4 million in stock-based compensation expense.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2023, increased to approximately $6.9 million, from approximately $6.1 million for the same period in 2022. The increase of $0.8 million, or 13%, was primarily due to an increase of $0.3 million in research and development expenses, an increase of $0.3 million in supplies to manufacture Lomecel-B™, an increase of $0.2 million in compensation and benefit expenses, and an increase in equity-based compensation allocated to research and development expenses of $0.1 million. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Nine Months Ended September 30,
	2023	2022
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$3,499	$2,867
Supplies and costs to manufacture Lomecel-B™	619	532
Employee compensation and benefits	1,421	1,579
Equity-based compensation	418	298
Depreciation	542	501
Amortization	168	156
Travel	11	57
Other activities	232	117
	$6,910	$6,107

Selling and Marketing Expenses: Selling and marketing expenses for the nine months ended September 30, 2023 and 2022 were approximately $0.6 million and $0.8 million, respectively. Selling and marketing expenses consist primarily of investor and public relations expenses.

Non-operating Lawsuit Expense: Non-operating lawsuit expense for the nine months ended September 30, 2022 was approximately $1.4 million. Additional detail can be found in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. Legal expenses incurred in ordinary business activities are reported within general and administrative expenses. There was no non-operating lawsuit expense in the current year period.

Other Income and (Expense): Other income for the nine months ended September 30, 2023 was $0.2 million. Other income consisted of interest income. Other expense for the nine months ended September 30, 2022 was $0.2 million.

Net Loss: Net loss increased to approximately $15.3 million for the nine months ended September 30, 2023, from a net loss of $14.4 million for the same period in 2022. The increase in the net loss of $0.9 million, or 6%, was a result of the items outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(15,005)	$(11,661)
Net cash provided by (used in) investing activities	6,622	(107)
Net cash used in financing activities	(153)	(316)
Change in cash and cash equivalents	$(8,536)	$(12,084)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2023 was $15.0 million, consisting primarily of our net loss of $15.3 million and payments for accounts payable of $0.9 million prepaid and other assets of $0.6 million and the non-operating lawsuit of $1.4 million. This was partially offset by non-cash expenses of $1.5 million in equity-based compensation expenses, $0.7 million in depreciation and amortization, and an increase in accrued expenses of $0.8 million. Net cash used in operating activities for the nine months ended September 30, 2022 was $11.7 million, consisting primarily of our net loss of $14.4 million and payments for prepaid expenses and other assets of $0.5 million and accrued expenses of $0.7 million. This was partially offset by non-cash expenses of $4.1 million, primarily due to $1.4 million in non-operating lawsuit expenses, equity-based compensation expenses of $1.7 million, and depreciation and amortization of $0.7 million.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2023 was $6.6 million consisting primarily of proceeds from the sale of marketable securities. Net cash used by investing activities for the nine months ended September 30, 2022 was $0.1 million, consisting primarily of acquisitions of property and equipment and intangible assets that were in excess of proceeds from the sale of marketable securities.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2023 was $0.2 million for the payment of taxes upon vesting of RSUs. Net cash used by financing activities for the nine months ended September 30, 2022 was $0.3 million for the payment of taxes upon vesting of RSUs.

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

To date, we have financed our operations primarily through our IPO, private placement and registered equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $77.5 million in gross proceeds from the issuance of equity. As of September 30, 2023, the Company had cash, and cash equivalents of $2.0 million, marketable securities of $2.0 million and working capital of approximately $1.7 million.

Capital Raising Efforts

On December 3, 2021, we closed a private purchase and sale to certain accredited investors of an aggregate of 1,169,288 shares of our Class A common stock and warrants to purchase 1,169,288 shares of Class A common stock at an initial exercise price of $17.50 per share, which are subject to pricing reset under certain conditions, resulting in aggregate gross proceeds of $20.5 million prior to deducting fees and offering expenses (the “2021 PIPE Offering”). We also issued warrants exercisable for 46,772 shares of Class A common stock to affiliates of the Placement Agent, with an exercise price of $17.50 per share.

On August 16, 2023, the Company announced its rights offering, which triggered the downward pricing mechanism on certain warrants of the 2021 PIPE Offering, at which time these warrants were adjusted downward to an exercise price of $5.25 for the period remaining through expiration.

On June 27, 2023 the Company filed a registration statement with the SEC to conduct a tradeable subscription rights offering for up to $30.0 million of shares of Class A common stock to its stockholders and holders of certain warrants to purchase common stock On July 28, 2023 the Company filed a first amendment to the registration statement. On August 16, 2023, the registration statement was declared effective by the SEC, and on August 22, 2023 the Company launched the subscription rights offering at a subscription price of $3.00 per share of Class A common stock. On September 21, 2023, the subscription period for the rights offering of the Company expired. At the end of the subscription period, the Company sold 108,497 shares of its Class A common stock at a price of $3.00 per share. There were no net proceeds to the Company after deducting the $0.3 million of expenses associated with the rights offering.

On October 11, 2023 the Company entered into a securities purchase agreement with an institutional and accredited investor (the “Purchaser”) relating to the registered direct offering and sale of an aggregate of 2,365,000 shares of the Company’s Class A common stock, par value $0.001 per share and pre-funded warrants to purchase up to 59,243 shares of Class A common stock at an exercise price of $0.001 per share, at a purchase price of $1.65 per share of common stock and $1.649 per pre-funded Warrant, which Offering closed and was funded on October 13, 2023.

In a concurrent private placement, the Company also sold to the Purchaser unregistered Series A warrants to purchase up to an aggregate of 2,424,243 shares of its Class A common stock and unregistered Series B warrants to purchase up to an aggregate of 2,424,243 shares of its Class A common stock. The unregistered Series A Warrants will have an exercise price of $1.65 per share, will become exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon the exercise of the Series A Warrants, and have a term of five and one-half years from the date of issuance. The unregistered Series B Warrants will have an exercise price of $1.65 per share, will become exercisable commencing on the effective date of stockholder approval of the issuance of the shares issuable upon the exercise of the Series B Warrants, and have a term of eighteen months from the date of issuance. Each Warrant is exercisable for one share of Class A common stock. The net proceeds to the Company from the Offering and Private Placement was approximately $3.5 million, after deducting placement agent fees and other offering expenses payable by the Company.

Grant Awards

Through September 30, 2023, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period, or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred or supplies and materials are received. As of September 30, 2023, and December 31, 2022, the amount of unused grant funds that were available for us to draw was approximately $0.1 million and $0.8 million, respectively.

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

Specifically, our expenses will increase as we:

●	advance the clinical development of Lomecel-B™ for the treatment of several disease states and indications;

●	pursue the preclinical and clinical development of other current and future research programs and product candidates;

●	in-license or acquire the rights to other products, product candidates or technologies;

●	maintain, expand, and protect our intellectual property portfolio;

●	hire additional personnel in research, manufacturing, and regulatory and clinical development as well as management personnel;

●	seek regulatory approval for any product candidates that successfully complete clinical development; and

●	expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

●	the progress, costs, and results of our clinical trials for our programs for our cell-based therapies, and additional research and preclinical studies in other research programs we initiate in the future;

●	the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;

●	our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims.

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

We currently have no credit facility or committed sources of capital. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our biologic drug development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

As of September 30, 2023, we have $2.2 million in operating lease obligations and $0.5 million in CRO payment obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2022 Form 10-K. See also Note 1 to the condensed financial statements. There have been no material changes to our critical accounting estimates since the filing of our 2022 Form 10-K.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about May 18, 2023, a former employee of the Company filed a charge with the Equal Employment Opportunities Commission (“EEOC”) and the Florida Commission on Human Relations alleging discrimination based on disability, and on or about August 15, 2023, the former employee filed a complaint in Miami-Dade Circuit Court alleging unpaid wages were outstanding.  Both matters were addressed and fully resolved and settled in a mediation between the Company and the former employee held on September 28, 2023, by which it was agreed that the former employee would be paid $75,000 (a total of $35,000 towards this resolution will be paid by Longeveron and all remaining costs will be covered by Longeveron’s insurance carrier) and that the EEOC and FCHR charges will be withdrawn and the action in the Miami-Dade Circuit Court will be dismissed with prejudice.

Item 1A. Risk Factors.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Further, on Monday, May 1, 2023, First Republic Bank (“FRB”) was closed by the California Department of Financial Protection and Innovation, the FDIC was appointed as receiver and JPMorgan Chase Bank, National Association (N.A.) acquired all of FRB’s deposit accounts and substantially all of its assets. Although we are not a borrower or party to any such instruments with SVB, FRB or any other financial institution currently in receivership, if any of our banking entities with which we do business were to be placed into receivership, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to satisfy their obligations to us or to enter into new commercial arrangements with us could be adversely affected. Uncertainty remains over liquidity concerns in the broader financial services industry, including financial institutions with which we do business, borrow money or have funds on deposit. The results of or concerns with events like this could include a variety of material and adverse impacts on the Company. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding generally could, among other risks, adversely impact our ability to meet our operating demands or continue to develop our product candidates, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	-	$-	-	-
August 1-31, 2023	8,999	$3.29	-	-
September 1-30, 2023	5,694	$2.57	-	-
Total	14,693	$3.01	-	-

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Pre-Funded Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 13, 2023.

4.2	Form of Series A/B Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 13, 2023.

4.3	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed October 13, 2023.

10.1	Form of Securities Purchase Agreement, dated October 11, 2023, by and between the Company and the Purchaser signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 13, 2023.

10.2	Form of Dealer-Manager Agreement with R.F. Lafferty & Co. Inc., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2023.

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: November 9, 2023	/s/ Mohamed Wa’el Ahmed Hashad
Mohamed Wa’el Ahmed Hashad
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Lisa A. Locklear
Lisa A. Locklear
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)