Form 10-K/A
period 2023-12-31
Longeveron Inc.
filed 2024-03-11
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE. None

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	Hartford, CT	688

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Longeveron Inc. (the “Company”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Original Form 10-K”). This Amendment is being filed solely to correct scrivener’s errors in the Original Form 10-K under Part I, Item 1: Business in the description of the Company’s owned intellectual property concerning (i) Mesenchymal stem cells as vaccine adjuvants and methods for using the same (“Patent Family 1”) and (ii) methods of using human mesenchymal stem cells to effect cellular and humoral immunity (“Patent Family 2”). The Original Form 10-K erroneously disclosed that the Company (a) owned and was continuing to prosecute and maintain a U.S. patent application in Patent Family 1, (b) had one allowed patent application and one pending patent application in Japan in Patent Family 1 and (c) received a notice of allowance for certain patent applications in Patent Family 2. This Amendment corrects this disclosure to correctly indicate that the Company (x) received a notice of allowance for a U.S. patent application in Patent Family 1, (y) has two pending patent applications in Japan in Patent Family 1 and (z) owns certain patent applications in Patent Family 2.

As required under SEC rules, this Amendment sets forth the complete text of Part I, Item 1: Business, as amended and restated. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rules 13a-14(a) and 15(d)-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not otherwise amend, update or change the financial statements or other disclosures in the Original Form 10-K. This Amendment speaks as of the filing date of the Original Form 10-K and does not (i) reflect events, results or developments that occurred or facts that became known after the filing date of the Original Form 10-K or (ii) modify or update those disclosures affected by subsequent events, results, developments or facts. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, and such statements should be read in conjunction with our filings with the SEC subsequent to the Original Form 10-K. This Amendment should be read in conjunction with the Company’s other filings with the SEC subsequent to February 27, 2024.

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

Company-Owned Intellectual Property

Mesenchymal Stem Cells as Vaccine Adjuvants and Methods for Using the Same. The claims within this patent application family are currently directed to methods of enhancing the immune response to vaccination, which was one of the research objectives of our Phase 1/2 HERA Trial. This research is relevant to Aging-related Frailty subjects, who are particularly vulnerable to the effects of viral contagion, such as influenza or COVID-19, and who may be lacking in immunoprotection. Certain claims address the ability to enhance a subject’s immune response to a vaccine through the administration of a therapeutically effective amount of allogeneic MSCs in a subject that exhibits “inflammaging.” In this family we received a notice of allowance for our U.S. patent application, and we have two pending applications in Japan, one pending application in Australia, and one pending application in the European Patent Office. Another European Patent Office application has been allowed, and pending conclusion of the opposition period is planned to be validated in Switzerland, Germany, Spain, France, Great Britain, Italy, and Sweden. All of the patent applications are national or regional phase applications based on a Patent Cooperation Treaty (“PCT”) application filed in February 2017 and claiming priority to a U.S. provisional application filed in February 2016. If issued and assuming all maintenance and annuity fees are paid, patents arising from these applications are projected to expire in 2037. Longeveron has elected to take no further action and to allow to become abandoned, properties in this family in Canada, Hong Kong, Israel, Singapore, South Africa, South Korea, and New Zealand.

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

See Part III of the Original Form 10-K for information about our Executive Officers, non-employee Directors and other key employees.

Available Information

The Company was formed as a Delaware limited liability company in October 2014 and converted into a Delaware corporation in February 2021 in connection with our initial public offering (“IPO”). Our principal executive offices are located at 1951 NW 7th Avenue, Suite 520 Miami, Florida 33136 and our telephone number is (305) 909-0840.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are filed with the Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at our website www.longeveron.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Longeveron periodically provides other information for investors on our corporate website, including press releases and other information about financial performance, information on corporate governance and presentations. Our website address is www.longeveron.com, and we make our filings with the SEC available on the Investor Relations page of our website. Our references to website URLs are intended to be inactive textual references only. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Amendment. Our Class A common stock is traded on the Nasdaq under the symbol “LGVN”.

Part IV

Item 15. Exhibits and Financial Statements Schedules

a. (1) Financial Statements:

Not applicable.

(2) Financial Statement Schedules

Not applicable.

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer pursuant SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGEVERON INC

March 11, 2024	By:	/s/ Mohamed Wa’el Ahmed Hashad
Mohamed Wa’el Ahmed Hashad
Chief Executive Officer

SIGNATURES

In accordance with the Exchange Act, this Amendment No. 1 to the Annual Report of Longeveron Inc. on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated and, on the dates, indicated.

Signature	Title	Date

/s/ Mohamed Wa’el Ahmed Hashad	Chief Executive Officer	March 11, 2024
Mohamed Wa’el Ahmed Hashad	(principal executive officer)

/s/ Lisa A. Locklear	Executive Vice President and Chief Financial Officer	March 11, 2024
Lisa A. Locklear	(principal financial officer and principal accounting officer)