Form 10-Q
period 2024-03-31
Longeveron Inc.
filed 2024-05-14
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 4,864,619 shares of Class A common stock, $0.001 par value per shares, and 1,484,005 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,940	$4,949
Marketable securities	351	412
Prepaid expenses and other current assets	1,288	376
Accounts and grants receivable	178	111
Total current assets	3,757	5,848
Property and equipment, net	2,348	2,529
Intangible assets, net	2,263	2,287
Operating lease asset	1,139	1,221
Other assets	190	193
Total assets	$9,697	$12,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,467	$638
Accrued expenses	2,401	2,152
Current portion of lease liability	601	593
Deferred revenue	826	506
Total current liabilities	5,295	3,889
Long-term liabilities:
Lease liability	1,295	1,448
Other liabilities	66	-
Total long-term liabilities	1,361	1,448
Total liabilities	6,656	5,337
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2024, and December 31, 2023.	-	-
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 1,034,283 shares issued and outstanding at March 31, 2024: 1,025,183 issued and outstanding, at December 31, 2023	1	1
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 1,484,005 shares issued and outstanding at March 31, 2024: 1,485,560 issued and outstanding, at December 31, 2023	1	1
Additional paid-in capital	92,080	91,823
Stock subscription receivable	-	(100)
Accumulated deficit	(89,042)	(84,984)
Accumulated other comprehensive gain	1	-
Total stockholders’ equity	3,041	6,741
Total liabilities and stockholders’ equity	$9,697	$12,078

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues
Clinical trial revenue	$515	$238
Contract manufacturing revenue	33	-
Grant revenue	-	41
Total revenues	548	279
Cost of revenues	219	203
Gross profit	329	76

Operating expenses
General and administrative	2,200	2,012
Research and development	2,219	2,780
Total operating expenses	4,419	4,792
Loss from operations	(4,090)	(4,716)
Other income and (expenses)
Other income, net	32	69
Total other income, net	32	69
Net loss	$(4,058)	$(4,647)
Basic and diluted net loss per share	$(1.61)	$(2.21)
Basic and diluted weighted average common shares outstanding	2,513,587	2,103,362

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net loss	$(4,058)	$(4,647)
Other comprehensive gains:
Net unrealized gains on available-for-sale securities	1	58
Total comprehensive loss	$(4,057)	$(4,589)

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Gain	Equity
Balance at December 31, 2023	1,025,183	$1	1,485,560	$1	$(100)	$91,823	$(84,984)	$-	$6,741
Conversion of Class B common stock for Class A common stock	1,555	-	(1,555)	-	-	-	-	-	-
Class A common stock, issued for RSUs vested	4,556	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on RSUs vested	(1,745)	-	-	-	-	(21)	-	-	(21)
Class A common stock, issued for PSUs vested	8,002	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on PSUs vested	(3,268)	-	-	-	-	(17)	-	-	(17)
Collection of stock subscription receivable	-	-	-	-	100	-	-	-	100
Equity-based compensation	-	-	-	-	-	295	-	-	295
Unrealized gain attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	1	1
Net loss	-	-	-	-	-	-	(4,058)	-	(4,058)
Balance at March 31, 2024	1,034,283	$1	1,484,005	$1	$-	$92,080	$(89,042)	$1	$3,041

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	612,732	$1	1,489,109	$1	$(100)	$83,731	$(62,773)	$(357)	$20,503
Conversion of Class B common stock into Class A common stock	2,000	-	(2,000)	-	-	-	-	-	-
Class A common stock, issued for RSUs vested	2,017	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on RSUs vested	(444)	-	-	-	-	(17)	-	-	(17)
Equity-based compensation	-	-	-	-	-	421	-	-	421
Unrealized gain attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	58	58
Net loss	-	-	-	-	-	-	(4,647)	-	(4,647)
Balance at March 31, 2023	616,305	$1	1,487,109	$1	$(100)	$84,135	$(67,420)	$(299)	$16,318

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,058)	$(4,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	238
Interest earned on marketable securities	-	72
Equity-based compensation	295	421
Changes in operating assets and liabilities:
Accounts and grants receivable	(67)	122
Prepaid expenses and other current assets	(912)	(694)
Other assets	3	(2)
Accounts payable	829	(1,294)
Deferred revenue	320	50
Accrued expenses	249	(38)
Operating lease asset and lease liability	(63)	(76)
Other liabilities	66	-
Net cash used in operating activities	(3,086)	(5,848)
Cash flows from investing activities
Proceeds from the sale of marketable securities	61	461
Acquisition of property and equipment	(16)	(42)
Acquisition of intangible assets	(31)	(73)
Net cash provided by investing activities	14	346
Cash flows from financing activities
Payments for taxes on RSUs vested	(37)	(17)
Proceeds from stock subscription receivable	100	-
Net cash provided by (used in) financing activities	63	(17)
Change in cash and cash equivalents	(3,009)	(5,519)
Cash and cash equivalents at beginning of the period	4,949	10,503
Cash and cash equivalents at end of the period	$1,940	$4,984
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs and PSUs into Class A common stock	$(97)	$(68)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Three Month Periods Ended March 31, 2024 and 2023

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

The accompanying interim condensed balance sheet as of March 31, 2024, and the condensed statements of operations, statements of comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Liquidity:

Since inception, the Company has primarily been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the U.S. Food and Drug Administration (“FDA”), and has only generated revenues from grants, clinical trials and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company intends to continue its efforts to raise additional funds via equity financing, develop its intellectual property, and secure regulatory approvals to commercialize its products. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s approved products, if any. These condensed financial statements do not include adjustments that might result from the outcome of these uncertainties.

The Company has incurred recurring losses from operations since its inception, including a net loss of $4.1 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $89.0 million. The Company expects to continue to generate operating losses in the foreseeable future.

As of March 31, 2024, the Company had cash and cash equivalents of $1.9 million and marketable securities of $0.4 million. The Company has prepared a cash flow forecast which indicates that it does not have sufficient cash to meet its minimum expenditure commitments for one year from the date these condensed financial statements are available to be issued and therefore needs to raise additional funds to continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. To address the future funding requirements, management has undertaken the following initiatives:

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

2. Summary of Significant Accounting Policies

Basis of presentation:

The condensed financial statements of the Company were prepared in accordance with U.S. GAAP.

Certain reclassifications have been made to prior year condensed financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, stockholders’ equity or cash flows as previously reported.

Reverse Stock Split:

On March 26, 2024, the Company effected a reverse stock split of the outstanding shares of its Class A common stock and Class B common stock on a one-for-10 (1:10) basis (the “Reverse Stock Split”). The Reverse Stock Split became effective at 11:59 p.m. Eastern Time on March 26, 2024 via a certificate of amendment to the Company’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware. At the effective time of the Reverse Stock Split, every 10 shares of the Company’s Class A common stock and Class B common stock, whether issued and outstanding or held by the Company as treasury stock, were automatically combined and converted (without any further act) into one fully paid and nonassessable share of Class A common stock or Class B common stock, respectively, subject to rounding up of fractional shares to the nearest whole number of shares resulting from the Reverse Stock Split without any change in the par value per share. All share, per share, option, warrant, equity award, and other derivative security numbers and exercise prices appearing in this Quarterly Report on Form 10-Q and the accompanying condensed financial statements have been adjusted to give effect to the Reverse Stock Split for all prior periods presented. However, the Company’s annual, other periodic, and current reports, and all other information and documents incorporated by reference into this Quarterly Report on Form 10-Q that were filed prior to March 19, 2024, do not give effect to the Reverse Stock Split.

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

Accounting Standard Updates:

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”. The amendments in this ASU change disclosure requirements for various items, including effective tax rate reconciliations and cash taxes paid. This ASU is effective for public companies for the financial reporting periods beginning on January 1, 2025, with early adoption permitted. We have not adopted ASU 2023-09 for our financial reporting period ending December 31, 2023, and will continue to evaluate early adoption for our financial reporting period ending December 31, 2024.

Cash and cash equivalents:

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Marketable securities:

Marketable securities at March 31, 2024 and December 31, 2023 consisted of marketable fixed income securities, primarily corporate bonds which are categorized as available for sale securities and are thus marked to market and stated at fair value in accordance with ASC 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices in active markets. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the condensed statement of operations. Changes in net unrealized gains and losses are reported in other comprehensive loss and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized losses were $0 and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of March 31, 2024, and December 31, 2023 are certain to be collected, and no amount has been recognized for doubtful accounts. In addition, for the clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the clinical trial revenue are recorded to deferred revenue. Advance contract manufacturing payments are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	March 31, 2024	December 31, 2023
National Institutes of Health – Grant	$96	$96
Accounts receivable from customers	82	15
Total	$178	$111

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

Property and equipment:

Property and equipment, including improvements that extend the useful lives of related assets, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the original term of the lease. Depreciation expense is recorded in the research and development line of the condensed statements of operations as the assets are primarily related to the Company’s clinical programs.

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected in the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three months ended March 31, 2024 and 2023.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for clinical trial and contract manufacturing revenues, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For both of the three months ended March 31, 2024 and 2023, the Company recognized $0 of funds that were previously classified as deferred revenue due to the MSCRF – Technology Development Corporation (“TEDCO”) – grant Acute Respiratory Distress Syndrome (“ARDS”) program being discontinued. The $0.4 million recorded as deferred revenue will be reversed when the funds are returned to MSCRF – TEDCO.

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

Revenue by source (in thousands):

	Three months ended March 31,
	2024	2023
NIH - grant	$-	$41
Clinical trial revenue	515	238
Contract manufacturing	33	-
Total	$548	$279

The Company records cost of revenues based on expenses directly related to revenue. For grants, the Company records allocated expenses for research and development costs to a grant as a cost of revenues. For the clinical trial revenue, directly related expenses for that program are expensed as incurred. These expenses are similar to those described under “Research and development expense” below. For the contract manufacturing, the Company records costs incurred under the contract as cost of revenues.

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

Income taxes:

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three months ended March 31, 2024 and 2023 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the offset created by the Company’s valuation allowance.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination, or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of March 31, 2024 and December 31, 2023, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to a taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

Equity-based compensation:

The Company accounts for equity-based compensation expense by the measurement and recognition of compensation expense for stock-based awards based on estimated fair values on the date of grant. The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, the most significant of which are the expected share price volatility, the expected life of the stock option award, the risk-free rate of return, and dividends during the expected term. Because the option-pricing model is sensitive to changes in the input assumptions, different determinations of the required inputs may result in different fair value estimates of the stock options.

Neither the Company’s stock options nor its restricted stock units (“RSUs”) trade on an active market. Volatility is a measure of the amount by which a financial variable, such as a stock price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of similar publicly traded companies that are in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the stock option was granted. The expected life is the period of time that the stock options granted are expected to remain outstanding. Stock options granted have a maximum term of ten years. The Company has insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

3. Marketable securities

The following is summary of marketable securities that the Company measures at fair value (in thousands):

	Fair Value at March 31, 2024
	Level 1	Level 2	Level 3	Total

Corporate bonds	$-	$351	$-	$351
Money market funds(1)	796	-	-	796
Accrued income	13	-	-	13
Total marketable securities	$809	$351	$-	$1,160

(1)	Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total

Corporate bonds	$-	$412	$-	$412
Money market funds(1)	3,948	-	-	3,948
Accrued income	16	-	-	16
Total marketable securities	$3,964	$412	$-	$4,376

(1)	Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of March 31, 2024 and December 31, 2023, the Company reported accrued interest receivable related to marketable securities of less than $0.1 million. These amounts are recorded in other assets on the condensed balance sheets and are not included in the carrying value of the marketable securities.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	March 31, 2024	December 31, 2023
Leasehold improvements	10 years	$4,328	$4,328
Furniture/Lab equipment	7 years	2,499	2,483
Computer equipment	5 years	120	120
Software/Website	3 years	38	38
Total property and equipment		6,985	6,969
Less accumulated depreciation and amortization		4,637	4,440
Property and equipment, net		$2,348	$2,529

Depreciation and amortization expense amounted to approximately $0.2 million for the three-month periods ended March 31, 2024 and 2023.

5. Intangible assets, net

Major components of intangible assets as of March 31, 2024, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(964)	$1,079
Patent costs		980	-	980
Trademark costs		204	-	204
Total		$3,227	$(964)	$2,263

Major components of intangible assets as of December 31, 2023, are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(909)	$1,134
Patent costs		959	-	959
Trademark costs		194	-	194
Total		$3,196	$(909)	$2,287

Amortization expense related to intangible assets amounted to approximately $0.1 million for each of the three-month periods ended March 31, 2024 and 2023.

Future amortization expense for intangible assets as of March 31, 2024 is as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining nine months)	$168
2025	224
2026	224
2027	224
2028	224
Thereafter	15
Total	$1,079

6. Leases

The Company records a right-of-use operating lease asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of March 31, 2024, the operating lease asset and lease liability were approximately $1.1 million and $1.9 million, respectively. As of December 31, 2023, the operating lease asset and lease liability were approximately $1.2 million and $2.0 million, respectively.

Future minimum payments under the operating leases as of March 31, 2024, are as follows (in thousands):

Year Ending December 31,	Amount
2024 (remaining nine months)	$511
2025	682
2026	682
2027	170
Total	2,046
Less: Interest	149
Present value of operating lease liability	$1,896

During each of the three months ended March 31, 2024 and 2023, the Company incurred approximately $0.2 million of total lease costs that are included in the general and administrative expenses in the condensed statements of operations.

7. Stockholders’ Equity

Class A Common Stock

Restricted Stock Units (“RSUs”) are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date and a tax liability is calculated based on each individual’s tax bracket. The shares withheld are available for reissuance pursuant to the Company’s 2021 Incentive Award Plan.

During the three months ended March 31, 2024, no stock options were exercised for Class A common stock shares.

Class B Common Stock

In connection with the Corporate Conversion, 200,000 outstanding Series A and B units were converted into 1,570,284 shares of our unregistered Class B common stock.

Holders of Class A common stock generally have rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one (1) vote per share and holders of Class B common stock are entitled to five (5) votes per share. The holders of Class B common stock may convert each share of Class B common stock into one share of Class A common stock at any time at the holder’s option. Class B common stock is not publicly tradable.

During the three months ended March 31, 2024, stockholders exchanged 1,555 shares of Class B common stock for 1,555 shares of Class A common stock. During the year ended December 31, 2023, stockholders exchanged 3,555 shares of Class B common stock for 3,555 shares of Class A common stock.

Warrants

As part of the Company’s initial public offering (“IPO”), the underwriter received warrants to purchase 10,640 shares of Class A common stock. The warrants are exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $120.00 per share and the fair value of warrants was approximately $0.5 million. During 2021, the underwriters assigned 9,576 of the warrants to its employees. As of December 31, 2023, 5,107 warrants have been exercised for Class A common stock shares at an exercise price of $120.00 for $612,732.

As part of the 2021 PIPE Offering, the Company issued 116,935 warrants to investors to purchase up to a number of shares of Class A common stock equal to the number of shares of Class A common stock purchased by such investor in the offering, at an exercise price of $175.00 per share (the “Purchaser Warrants”) The purchaser warrants were immediately exercisable, expire five years from the date of issuance and have certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail in the purchase warrants. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 4,679 shares of Class A common stock, at an exercise price of $175.00 per share.

On August 16, 2023, the Company announced its Stock Rights Offering, which triggered the downward pricing mechanism on the Purchaser Warrants, at which time these warrants were adjusted downward to an exercise price of $52.50 for the period remaining through expiration. This resulted in a deemed dividend to common stockholders of approximately $0.8 million for the change in the fair value of the warrants using a Black-Scholes pricing model.

As part of the October 2023 Offering, the Company issued an aggregate of 242,425 Series A warrants and 242,425 Series B warrants to the purchaser to purchase up to a number of shares of Class A common stock. The Series A warrants have an exercise price of $16.50 per share and have a term of five and one-half years from the date of issuance. The Series B warrants have an exercise price of $16.50 per share and have a term of eighteen months from the date of issuance. Both the Series A and Series B warrants became exercisable as of December 26, 2023, following stockholder approval. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 16,971 shares of Class A common stock, at an exercise price of $20.625 per share.

As part of the December 2023 Offering, the Company sold unregistered long-term warrants to purchase an aggregate of 135,531 warrants to the purchase shares of Class A common stock. These unregistered warrants have an exercise price of $16.20 per share, became immediately issuable upon issuance, and expire on June 20, 2029. In addition, the Company granted the underwriters warrants, under similar terms, to purchase 9,489 shares of Class A common stock, at an exercise price of $21.813 per share.

8. Equity Incentive Plan

As part of the Company’s IPO, the Company adopted and approved the 2021 Incentive Award Plan (“2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes.

RSUs

As of March 31, 2024, and December 31, 2023, the Company had 7,933 and 11,239, respectively of RSUs outstanding (unvested).

RSU activity for the three months ended March 31, 2024, was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2023	11,239
RSU granted	3,000
RSUs vested	(3,306)
RSU expired/forfeited	(3,000)
Outstanding (unvested) at March 31, 2024	7,933

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of stock options is equal to the fair market value of the Company’s Class A common stock as of the grant date. Stock options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The 2021 Incentive Plan provides for equity grants to be granted up to 5% of the outstanding common stock shares.

As of March 31, 2024, there have been no stock options granted during 2024. The fair value of the options issued during 2023 were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility ranging from 90%- 95%; and risk-free interest rate based on the grant date ranging from of 3.89 % to 4.01%. Each stock option grant made during 2023 will be expensed ratably over the option vesting periods, which approximates the service period.

As of March 31, 2024 and December 31, 2023, the Company has recorded issued and outstanding options to purchase a total of 42,200 and 43,782 shares of Class A common stock, respectively, pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $48.61 and $49.60 per share, respectively.

For the three months ended March 31, 2024:

Number of Stock Options
Stock options vested (based on ratable vesting)	22,599
Stock options unvested	19,605
Total stock options outstanding at March 31, 2024	42,204

For the year ended December 31, 2023:

Number of Stock Options
Stock options vested (based on ratable vesting)	16,091
Stock options unvested	27,695
Total stock options outstanding at December 31, 2023	43,786

Stock option activity for the three months ended March 31, 2024, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	43,786	$49.60
Options granted	-	-
Options exercised	-	-
Options expired/forfeited	(1,582)	(77.29)
Outstanding at March 31, 2024	42,204	$48.61

For the three months ended March 31, 2024 and 2023, the equity-based compensation expense amounted to approximately $0.3 million and $0.4 million, respectively, which is included in the research and development and general and administrative expenses in the condensed statements of operations for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the remaining unrecognized equity-based compensation (which includes RSUs and stock options) of approximately $0.9 million will be recognized over approximately 1.6 years.

9. Commitments and Contingencies

Master Services Agreements:

As of March 31, 2024, the Company had two active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services. The Company expects these agreements or amended current agreements to have total expenditures of approximately $1.4 million over the next two years.

As of December 31, 2023, the Company had three active master services agreements with third parties to conduct its clinical trials and manage clinical research programs and clinical development services on behalf of the Company. The Company expects these agreements or amended current agreements to have total expenditures of approximately $1.5 million over the next two years.

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its CSO. Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. On November 16, 2022, the Company accounted for but had not issued 4,814 RSUs convertible to unregistered shares of Class A common stock, with an aggregate value of $0.2 million as payment for accrued expenses under the consulting agreement with the CSO. These shares were issued on May 24, 2023. As of March 31, 2024 and December 31, 2023, the Company had accrued balances due to the CSO of approximately $0.1 million and $0.1 million, respectively, which are included in accrued expenses and approximately $0.1 million for both years, which are included in accounts payable in the accompanying condensed balance sheets.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by Dr. Joshua Hare’s brother-in-law) for use of information technology services. The technology services agreement was terminated as of April 14, 2023. As of March 31, 2024 and December 31, 2023, the Company owed $0 pursuant to this agreement.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an Exclusive License Agreement with UM (the “UM License”) for the use of certain Aging-related Frailty Mesenchymal Stem Cell (“MSC”) technology rights developed by our CSO at UM. The UM License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how specifically related to the development of the culture-expanded MSCs for Aging-related Frailty used at the Human-induced pluripotent stem cell-derived MSCs (“IMSCs”), all standard operating procedures used to create the IMSCs, and all data supporting isolation, culture, expansion, processing, cryopreservation and management of the IMSCs. The Company is required to pay UM (i) a license issue fee of $5,000, (ii) a running royalty in an amount equal to three percent of annual net sales on products or services developed from the technology, payable on a country-by-country basis beginning on the date of first commercial sale through termination of the UM License Agreement, and which may be reduced to the extent we are required to pay royalties to a third party for the same product or process, (iii) escalating annual cash payments of up to $50,000, subject to offset. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology and was amended in 2017 to modify certain milestone completion dates as detailed below. In 2021 the license fee was increased by an additional $100,000, to defray patent costs. In addition, the Company issued 11,039 unregistered shares of Class A common stock to UM.

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

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $365,000 to UM, and as of March 31, 2024 and December 31, 2023, we had accrued $77,500 and $50,000 in milestone fees payable to UM, respectively and $15,000 for the year ended December 31, 2023 for patent related reimbursements based on the estimated progress to date.

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMH MD Holdings, LLC (“JMHMD”), for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as a royalty 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for the licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology are being capitalized and amortized as incurred over 20 years. There were no license fees due for March 31, 2024 and December 31, 2023 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

Contingencies – Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of March 31, 2024, the Company is not aware of any legal proceedings or material developments requiring disclosure.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who are eligible upon date of hire. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $46,000 and $38,000 to the Plan during the three months ended March 31, 2024 and 2023, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended March 31,
	2024	2023
RSUs	8	36
Stock options	42	47
Warrants	774	127
Total	824	210

12. Subsequent Events

On April 8, 2024, we commenced a public offering (“the Offering”) of up to 661,149 shares of our Class A common stock and pre-funded warrants to purchase up to an aggregate of 1,572,894 shares of our Class A common stock (the “Pre-funded Warrants”). The Class A common stock and Pre-funded Warrants were sold together with warrants to purchase up to an aggregate of 2,234,043 shares of Class A common stock (the “Common Warrants”). The combined public Offering price was $2.35 per share of Class A common stock and $2.349 per Pre-funded Warrant and related Common Warrant. The Common Warrants are immediately exercisable and expire five years from the date of issuance. In connection with the Offering, the Company also entered into an agreement (the “Warrant Amendment Agreement”) with a holder (the “Holder”) of existing warrants to purchase shares of the Company’s Class A common stock, in consideration for the Holder’s participation in the Offering and purchase of securities in the Offering, and contingent upon the closing of the Offering and the Holder’s participation in the Offering, amend the Holder’s existing warrants to purchase up to (a) 242,425 shares of Class A common stock at an exercise price of $16.50 per share, issued on October 13, 2023 and expiring on April 13, 2029 (the “Series A Warrants”) and (b) 242,425 shares of Class A common stock at an exercise price of $16.50 per share, issued on October 13, 2023 and expiring on April 14, 2025 (the “Series B Warrants” and together with the Series A Warrants, the “Existing Warrants”) to (i) reduce the exercise price of the Existing Warrants to $2.35 per share and (ii) amend the expiration date of the Series A Warrants to five and one-half (5.5) years following the closing of the Offering and the Series B Warrants to eighteen (18) months following the closing of the Offering, in each case for a payment to the Company of $0.125 per amended warrant, for aggregate gross consideration of $60,606.25, prior to deducting placement agent fees (the “Warrant Amendment”). The Offering closed on April 10, 2024 and the gross proceeds from the Offering were $5.25 million, and net proceeds of $4.7 million after placement agent fees but before other offering expenses payable by the Company. The Warrant Amendment was effective upon the closing of the Offering.

On April 16, 2024, we entered into an inducement letter agreement (the “Inducement Letter Agreement”) with certain holders (the “Holders”) of our existing (i) Series A Warrants and Series B Warrants (the Series B Warrants together with the Series A Warrants the “October Warrants”), originally issued on October 11, 2023, and thereafter amended on April 10, 2024, with an exercise price of $2.35 per share, and which became exercisable on December 26, 2023, and (ii) common stock warrants to purchase up to an aggregate of 1,914,984 shares of common stock, originally issued to the Holders on April 10, 2024, with an exercise price of $2.35 per share, and which were exercisable immediately following issuance (the “April Warrants” and collectively with the October Warrants, the “Warrants”).

Pursuant to the Inducement Letter Agreement, the Holders agreed to exercise for cash the Warrants at an exercise price of $2.35 per share in consideration for payment of $0.125 per new warrant and our issuance of new unregistered Common Stock Warrants (the “New Warrants”) to purchase up to 4,799,488 shares of common stock (the “New Warrant Shares”), at an exercise price of $2.35 per share (the “Inducement Transaction”), and which were immediately exercisable. The new Series C warrants to purchase 2,399,744 shares of Class A common stock have a term of five years from the issuance date, and the new Series D warrants to purchase 2,399,744 shares of Class A common stock have a term of twenty-four months from the issuance date.

The Inducement Transaction closed on April 18, 2024, and the gross proceeds to the Company from the exercise of the Warrants, inclusive of the payment consideration for the New Warrants, were approximately $6.2 million, and net proceeds of $5.6 million after deducting placement agent fees but before other offering expenses payable by the Company.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statements contained in this report include, but are not limited to, statements about:

●	our cash position and need to raise additional capital, the difficulties we may face in obtaining access to capital, and the dilutive impact it may have on our investors;

●	our financial performance, and ability to continue as a going concern;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the timing and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;

●	the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	the success of competing therapies that are or may become available;

●	the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;

●	our ability to obtain and maintain regulatory approval of our product candidates in the U.S., Japan, the Bahamas, and other jurisdictions;

●	our plans relating to the further development of our product candidates, including additional disease states or indications we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;

●	the need to hire additional personnel and our ability to attract and retain such personnel; and

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

The forward-looking statements contained in this 10-Q are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this 10-Q is filed with the Securities and Exchange Commission (the “SEC”). We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this 10-Q is filed. In addition, this discussion and analysis should be read in conjunction with our unaudited condensed financial statements and notes thereto included in this 10-Q and the audited condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, as amended on Form 10-K/A filed with the SEC on March 11, 2024 (the “2023 10-K”). Operating results are not necessarily indicative of results that may occur in future periods.

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

We currently have three pipeline indications: Hypoplastic Left Heart Syndrome (“HLHS”), Alzheimer’s disease (“AD”), and Aging-related Frailty. Our mission is to advance Lomecel-B™ and other cell-based product candidates into pivotal Phase 3 trials, with the goal of achieving regulatory approvals, subsequent commercialization, and broad use by the healthcare community.

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

Financial Overview. Since inception, the Company has primarily been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the FDA, and has only generated revenues from grants, the Bahamas Registry Trials and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company has incurred recurring losses from operations since its inception, and as of March 31, 2024 the Company had an accumulated deficit of $89.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

With the completion of the Offerings in April 2024, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. We currently have no credit facility or committed sources of capital. To continue as a going concern we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, current stockholder ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Such financing will likely result in dilution to stockholders, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

The study demonstrated positive results. Notably, all Lomecel-B™ treatment groups met the safety primary endpoint and showed slowing/prevention of disease worsening relative to placebo. There were statistically significant improvements in the secondary efficacy endpoint, composite Alzheimer’s disease score (“CADS”) for both the low-dose Lomecel-BTM group and the pooled treatment groups compared to placebo. Other doses also indicated promising results in slowing/prevention of disease worsening. Additionally, a statistically significant improvement versus placebo was observed in the Montreal cognitive assessment (“MoCA”) and in the activity of daily living observed by a caregiver and measured by Alzheimer’s Disease Cooperative Study Activities of Daily Living (“ADCS-ADL”). The results of the CLEAR MIND trial have been accepted for oral presentation in the Featured Research Session at the 2024 Alzheimer’s Association International Conference (“AAIC”) to be held in July 2024. The magnetic resonance imaging (“MRI”) results from this trial have also been accepted for poster presentation at AAIC. These findings support both the safety and potential therapeutic benefit of Lomecel-BTM in managing mild Alzheimer’s disease, and we believe lays a strong groundwork for subsequent trials in this indication.

Aging-related Frailty

Improvement of the quality of life for the aging population is one of the strategic directions of the Company. Life expectancy has substantially increased over the past century due to medical and public health advancements. However, this longevity increase has not been paralleled by health span – the period of time one can expect to live in relatively good health and independence. For many developed and developing countries, health span lags life-expectancy by over a decade. This has placed tremendous strain on healthcare systems in the management of aging-related ailments and presents additional socioeconomic consequences due to a patient’s decreased independence and quality-of-life. Since these strains continue to increase with demographic shifts towards an increasingly older population, improving health span has become a priority for health agencies, such as the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”), the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and the European Medicines Agency (“EMA”). As we age, we experience a decline in our own stem cells, a decrease in immune system function (known as “immunosenescence”), diminished blood vessel functioning, chronic inflammation (known as “inflammaging”), and other aging-related alterations that affect biological functioning. Our preliminary clinical data suggest that Lomecel-B™ may potentially address these problems through multiple potential mechanisms of action (“MOAs”) that simultaneously target key aging-related processes. We are using Lomecel-B™ in registry trials in The Bahamas as part of the real-world data generation for the aging population.

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

●

Continue to pursue the therapeutic potential of Lomecel-B™ in mild AD. We completed a Phase 2a trial, the (“CLEAR MIND Trial”), which demonstrated the potential benefits of Lomecel-B™ over placebo to maintain cognitive function and slow deterioration of brain structure atrophy, with no safety issues observed. Specifically, the safety primary endpoint was met across all study groups and the trial demonstrated a statistical significance in the second CADS endpoint. Overall, in Lomecel-B™ groups, brain MRI demonstrated whole brain volume loss slowed accompanied by significant preservation of left hippocampal volume relative to placebo. We plan to continue to analyze the data in order to further develop our clinical development strategy. Our objective is to forge strategic collaborations for the advancement of Lomecel-B™ in addressing AD. We are actively in pursuit of a partnership to propel this initiative forward.

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

●	Expand our manufacturing capabilities to commercial-scale production. We operate a current good manufacturing practice (“cGMP”)-compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy future commercial demand for potential Lomecel-B™ commercialization.

●	Collaborative arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, or other collaboration agreements for the purpose of eventually commercializing Lomecel-B™ and other products domestically and internationally if appropriate approvals are obtained.

●	Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we intend to actively explore promising potential additions to our pipeline.

●	Continue to expand our intellectual property portfolio. Our intellectual property is vitally important to our business strategy, and we have taken and continue to take significant steps to develop this property and protect its value. Results from our ongoing research and development efforts are intended to add to our existing intellectual property portfolio.

Clinical Development Pipeline in 2024

We are currently in clinical development of a single product, Lomecel-B™ for three potential indications:

Indication	Geography	Phase 1	Phase 2	Phase 3
HLHS	U.S.
Alzheimer’s disease	U.S.
Aging-related Frailty*	U.S.

Figure 1: Lomecel-B™ clinical development pipeline

*	Not currently active for 2024

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

We are currently conducting an ongoing Phase 2b clinical trial (ELPIS II) under FDA IND 017677. ELPIS II is a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate Lomecel-B™ as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery which is typically performed at 4-6 months after birth. The primary objective is to evaluate change in right ventricular ejection fraction after Lomecel-B™ treatment versus standard-of-care surgery alone (38 subjects total: 19 per arm). This trial is over 60% enrolled and is funded in part by the NHLBI/NIH. While we cannot predict a specific time when the trial will be fully enrolled, the current plan is that enrollment will be completed in 2024.

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

We have filed patent applications relating to the administration of mesenchymal stem cells for treating HLHS in Australia, the Bahamas, Canada, China, the European Patent Office, Japan, South Korea, Taiwan, and the United States.

Alzheimer’s disease. AD, a devastating neurologic disease leading to cognitive decline, currently has very limited therapeutic options. An estimated 6.7 million Americans aged 65 and older have AD, and this number is projected to more than double by 2060. Lomecel-B™ treated patients showed an overall slowing/prevention of disease worsening compared to placebo in the completed Phase 2a study (CLEAR MIND Trial) as previously detailed in this report, and met its primary endpoint of safety. These results are consistent with those of our earlier Phase I study2.  As previously indicated, we are actively in pursuit of a partnership to propel our AD initiative forward.

We have filed patent applications relating to the treatment of AD using mesenchymal stem cells in Australia, the Bahamas, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, New Zealand, South Korea, Singapore, South Africa, and the United States.

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

We have filed patent applications relating to the administration of MSC for Aging-related Frailty in Australia, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, Singapore, South Korea, New Zealand, South Africa, Taiwan, the Bahamas and United States.

Components of Our Results of Operations

Revenue

We have generated revenue from three sources:

●	Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.5 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the National Institutes of Health, Alzheimer’s Association, and Maryland Stem Cell Research Fund.

●	The Bahamas Registry Trials. Participants in The Bahamas Registry Trials pay us a fee to receive Lomecel-B™, imported into The Bahamas, and administered at one of two private medical clinics in Nassau. While Lomecel-B™ is considered an investigational product in The Bahamas, under the approval terms received from the National Stem Cell Ethics Committee, we are permitted to charge a fee for participation in the Registry Trial. The fee is recognized as revenue and is used to pay for the costs associated with manufacturing and testing of Lomecel-B™, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. Lomecel-B™ is considered an investigational treatment in The Bahamas and is not licensed for commercial sale.

●	Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities.

Cost of Revenues

We record cost of revenues based on expenses directly related to revenue. For grants we record allocated expenses for research and development costs to a grant as a cost of revenues. For the clinical trial revenue, directly related expenses for that program are allocated and accrued as incurred. These expenses are similar to those described under “Research and Development Expenses” below. For the contract manufacturing, the Company records costs incurred under the contract as cost of revenues.

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

Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including contract research organizations (“CROs) and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include public company related expenses; legal fees relating to corporate matters; insurance costs; professional fees for accounting, auditing, tax and consulting services; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. General and administrative costs also include royalty and license fees associated with our agreements with the University of Miami as well as attending and sponsoring industry, investment, organization and medical conferences and events.

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

Other Income and Expenses

Interest income consists of interest earned on cash equivalents and marketable securities. We expect our interest income to vary in conjunction with changes in our monthly cash and marketable securities balances. Other income consists of funds earned that are not part of our normal operations. In past years they have been primarily a result of tax refunds received for social security taxes as part of a research and development tax credit program.

Income Taxes

No provision for income taxes has been recorded for the years ended December 31, 2023, and 2022. We may incur income taxes in the future if we have earnings. At this time the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Increase
	2024	2023	(Decrease)
Revenues	$548	$279	$269
Cost of revenues	219	203	16
Gross profit	329	76	253
Expenses
General and administrative	2,200	2,012	188
Research and development	2,219	2,780	(561)
Total operating expenses	4,419	4,792	(373)

Loss from operations	(4,058)	(4,716)	626
Other income (expenses)	32	69	(37)
Net loss	$(4,058)	$(4,647)	$589

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended March 31, 2024 and 2023 were $0.5 million and $0.3 million, respectively. 2024 revenues increased $0.2 million, or 96%, when compared to 2023 mainly as a result of increased participant demand for our Bahamas Registry Trial. Grant revenue for the three months ended March 31, 2024 and 2023 was $0 and less than $0.1 million, respectively. Clinical trial revenue, which is derived from the Bahamas Registry Trial, for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.2 million, respectively. Clinical trial revenue for the three months ended March 31, 2024 increased by $0.3 million, or 116%, when compared to 2023 as a result of increased participant demand. Contract manufacturing revenue for the three months ended March 31, 2024 was less than $0.1 million and $0, respectively.

Related cost of revenues was $0.2 million for the three month periods ended March 31, 2024 and 2023. The increase of less than $0.1 million, or 8%, was primarily due to the increase in the revenues earned from the Bahamas Registry Trials and reduced direct costs associated with our grants program. This resulted in a gross profit of approximately $0.3 million for the three months ended March 31, 2024, an increase of $0.2 million, or 333%, when compared with a gross profit of $0.1 million for 2023.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2024 increased to approximately $2.2 million, compared to $2.0 million for the same period in 2023. The increase of approximately $0.2 million, or 9%, was primarily related to an increase in expenses related to professional fees.

Research and Development Expenses: Research and development expenses for the three months ended March 31, 2024 decreased to approximately $2.2 million, from approximately $2.8 million for the same period in 2023. The decrease of $0.6 million, or 20%, was primarily due to a decrease of $0.6 million in research and development expenses being incurred for the Alzheimer’s clinical trial and reduced costs for the aging-related frailty clinical trial following our decision to discontinue trial activities in Japan, reduced cost of supplies of $0.3 million, and a decrease of $0.2 million in equity-based compensation expenses allocated to research and development expenses. These reductions were partially offset by $0.4 million of higher compensation and benefit costs. Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended March 31,
	2024	2023
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$808	$1,353
Supplies and costs to manufacture Lomecel-B™	21	285
Employee compensation and benefits	963	543
Equity-based compensation	90	273
Depreciation	197	182
Amortization	56	56
Travel	25	82
Other activities	59	6
	$2,219	$2,780

Other Income (Expense): Other income for the three months ended March 31, 2024 was less than $0.1 million. Other income consisted of less than $0.1 million from interest earned on money market funds and marketable securities. Other income for the three months ended March 31, 2023 was $0.1 million as result of gains from marketable securities.

Net Loss: Net loss decreased to approximately $4.1 million for the three months ended March 31, 2024 from a net loss of $4.6 million for the same period in 2023. The decrease in the net loss of $0.5 million, or 13%, was for the reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(3,086)	$(5,848)
Net cash provided by investing activities	14	346
Net cash provided by (used in) financing activities	63	(17)
Change in cash and cash equivalents	$(3,009)	$(5,519)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2024, was $3.1 million, consisting primarily of our net loss of $4.1 million and payments of $0.9 million in prepaid insurance expenses. This was partially offset by non-cash expenses of $0.3 million for equity-based compensation and $0.3 million for depreciation and amortization, and increases in accounts payable of $0.8 million, deferred revenue of $0.3 million, and accrued expenses of $0.2 million. Net cash used in operating activities for the three months ended March 31, 2023, was $5.8 million, consisting primarily of our net loss of $4.6 million, payments made to outstanding accounts payable of $1.2 million and $0.7 million in prepaid insurance expenses.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2024, was less than $0.1 million consisting primarily of the redemption of marketable securities, which was partially offset by purchases of property and equipment and intangible assets. Net cash provided by investing activities for the three months ended March 31, 2023 was $0.3 million, consisting primarily of an increase in marketable securities, which was partially offset by additions of intangible assets and purchases of equipment.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $0.1 million for proceeds from stock subscription receivable, which was partially offset for the payment of taxes upon vesting of restricted stock units (“RSUs”). Net cash used in financing activities for the three months ended March 31, 2023 was less than $0.1 million for the payment of taxes upon vesting of RSUs.

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

To date, we have financed our operations primarily through our IPO, public and privately placed equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $83.9 million in gross proceeds from the issuance of equity. At March 31, 2024, the Company had cash and cash equivalents of $1.8 million, marketable securities of $0.4 million and working capital deficit of approximately $1.5 million.

Following the capital raises in April 2024 which resulted in gross proceeds of $11.4 million and net proceeds of $10.3 million after deducting placement agent fees but before other deductions for offering expenses as discussed below, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. We are actively seeking financing opportunities to extend our cash runaway while taking measures to reduce our cash expenditures as we focus our resources on our primary strategic program in HLHS. These cost saving measures include the discontinuation of our Aging-related Frailty clinical trial in Japan, related staff reductions, and continued prudent management of discretionary spend.

Capital Raising Efforts

On April 8, 2024, we commenced a public offering (“the Offering”) of up to 661,149 shares of our Class A common stock and pre-funded warrants to purchase up to an aggregate of 1,572,894 shares of our Class A common stock (the “Pre-funded Warrants”). The Class A common stock and Pre-funded Warrants were sold together with warrants to purchase up to an aggregate of 2,234,043 shares of Class A common stock (the “Common Warrants”). The combined public Offering price was $2.35 per share of Class A common stock and $2.349 per Pre-funded Warrant and related Common Warrant. The Common Warrants are immediately exercisable and expire five years from the date of issuance. In connection with the Offering, the Company also entered into an agreement (the “Warrant Amendment Agreement”) with a holder (the “Holder”) of existing warrants to purchase shares of the Company’s Class A common stock, in consideration for the Holder’s participation in the Offering and purchase of securities in the Offering, and contingent upon the closing of the Offering and the Holder’s participation in the Offering, amend the Holder’s existing warrants to purchase up to (a) 242,425 shares of Class A common stock at an exercise price of $16.50 per share, issued on October 13, 2023 and expiring on April 13, 2029 (the “Series A Warrants”) and (b) 242,425 shares of Class A common stock at an exercise price of $16.50 per share, issued on October 13, 2023 and expiring on April 14, 2025 (the “Series B Warrants” and together with the Series A Warrants, the “Existing Warrants”) to (i) reduce the exercise price of the Existing Warrants to $2.35 per share and (ii) amend the expiration date of the Series A Warrants to five and one-half (5.5) years following the closing of the Offering and the Series B Warrants to eighteen (18) months following the closing of the Offering, in each case for a payment to the Company of $0.125 per amended warrant, for aggregate gross consideration of $60,606.25, prior to deducting placement agent fees (the “Warrant Amendment”). The Offering closed on April 10, 2024 and the gross proceeds from the Offering were $5.25 million, and net proceeds of $4.7 million after placement agent fees but before other offering expenses payable by the Company. The Warrant Amendment was effective upon the closing of the Offering.

On April 16, 2024, we entered into an inducement letter agreement (the “Inducement Letter Agreement”) with certain holders (the “Holders”) of our existing (i) Series A Warrants and Series B Warrants (the Series B Warrants together with the Series A Warrants the “October Warrants”), originally issued on October 11, 2023, and thereafter amended on April 10, 2024, with an exercise price of $2.35 per share, and which became exercisable on December 26, 2023, and (ii) common stock warrants to purchase up to an aggregate of 1,914,984 shares of common stock, originally issued to the Holders on April 10, 2024, with an exercise price of $2.35 per share, and which were exercisable immediately following issuance (the “April Warrants” and collectively with the October Warrants, the “Warrants”).

Pursuant to the Inducement Letter Agreement, the Holders agreed to exercise for cash the Warrants at an exercise price of $2.35 per share in consideration for payment of $0.125 per new warrant and our issuance of new unregistered Common Stock Warrants (the “New Warrants”) to purchase up to 4,799,488 shares of common stock (the “New Warrant Shares”), at an exercise price of $2.35 per share (the “Inducement Transaction”), and which were immediately exercisable. The new Series C warrants to purchase 2,399,744 shares of Class A common stock have a term of five years from the issuance date, and the new Series D warrants to purchase 2,399,744 shares of Class A common stock have a term of twenty-four months from the issuance date.

The Inducement Transaction closed on April 18, 2024, and the gross proceeds to the Company from the exercise of the Warrants, inclusive of the payment consideration for the New Warrants, were approximately $6.2 million, and net proceeds of $5.6 million after deducting placement agent fees but before other offering expenses payable by the Company.

Grant Awards

From inception through December 31, 2023, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred or supplies and materials are received. As of March 31, 2024, and December 31, 2023, the amount of unused grant funds that were available for us to draw was approximately $0.1 million.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. We are actively seeking financing opportunities to extend our cash runaway while taking measures to reduce our cash expenditures as we focus our resources on our primary strategic program in HLHS. These cost saving measures include the discontinuation of our Aging-related Frailty clinical trial in Japan, related staff reductions, and continued prudent management of discretionary spend.

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

In order to meet our operational goals, we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, current stockholder ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Contractual Obligations and Commitments

As of March 31, 2024, we have $1.9 million in operating lease obligations and $1.4 million in contract research organization obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2023 Form 10-K. See also Note 1 to the condensed financial statements. There have been no material changes to our critical accounting estimates since the filing of our 2023 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in our exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 10-K.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of March 31, 2024, the Company is not aware of any legal proceedings or material developments requiring disclosure.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (d)
January 1-31, 2024	14,147	$1.32	-	-
February 1-29, 2024	2,869	0.53	-	-
March 1-31, 2024	33,293	0.54	-	-
Total	50,309	$0.76	-	-

(a)	Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock and performance stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

Rock Soffer, a member of the Company’s Board of Directors, adopted a “Rule 10b5-1 trading arrangement” during the Company’s fiscal quarter ended March 31, 2024. The trading arrangement, adopted January 11, 2024, and effective January 12, 2024, is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading arrangement will remain in place per its terms until the earlier of (a) April 17, 2025; (b) completion of the sale of 275,000 shares of Longeveron Class A common stock; (d) notice or awareness of the closing of a tender or exchange offer or a merger, acquisition, reorganization, recapitalization, or comparable transaction for Longeveron in which its capital stock is exchanged or converted; (e) the death, incapacity, bankruptcy, or insolvency of Mr. Soffer; or (e) such other termination in accordance with its terms.

Other than Mr. Soffer, none of the Company’s other directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Longeveron Inc., incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2021

3.2	Certificate of Amendment to Certificate of Incorporation of Longeveron Inc., incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed March 19, 2024

4.1	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 11, 2024

4.2	Form of Common Warrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 11, 2024

4.3	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed April 11, 2024

4.4	Form of New Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 18, 2024

4.5	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 18, 2024

10.1	Form of Securities Purchase Agreement, dated April 8, 2024, by and between the Company and the Purchasers signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 11, 2024*

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: May 14, 2024	/s/ Mohamed Wa’el Ahmed Hashad
Mohamed Wa’el Ahmed Hashad
Chief Executive Officer
(principal executive officer)

Date: May 14, 2024	/s/ Lisa A. Locklear
Lisa A. Locklear
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)