Form 10-Q
period 2024-09-30
Longeveron Inc.
filed 2024-11-12
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 13,352,770 shares of Class A common stock, $0.001 par value per shares, and 1,484,005 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,778	$4,949
Marketable securities	–	412
Prepaid expenses and other current assets	609	376
Accounts and grants receivable	380	111
Total current assets	23,767	5,848
Property and equipment, net	2,622	2,529
Intangible assets, net	2,347	2,287
Operating lease asset	970	1,221
Other assets	203	193
Total assets	$29,909	$12,078
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$887	$638
Accrued expenses	1,479	2,152
Current portion of lease liability	616	593
Deferred revenue	118	506
Total current liabilities	3,100	3,889
Long-term liabilities:
Lease liability	983	1,448
Other liabilities	199	–
Total long-term liabilities	1,182	1,448
Total liabilities	4,282	5,337
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2024, and December 31, 2023	–	–
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 13,352,770 shares issued and outstanding at September 30, 2024; 1,025,183 issued and outstanding at December 31, 2023	13	1
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 1,484,005 shares issued and outstanding at September 30, 2024; 1,485,560 issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	131,139	91,823
Stock subscription receivable	–	(100)
Accumulated deficit	(105,525)	(84,984)
Accumulated other comprehensive loss	(1)	–
Total stockholders’ equity	25,627	6,741
Total liabilities and stockholders’ equity	$29,909	$12,078

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues
Clinical trial revenue	$210	$150	$1,012	$605
Contract manufacturing revenue	563	-	777	-
Grant revenue	-	-	-	41
Total revenues	773	150	1,789	646
Cost of revenues	91	96	435	423
Gross profit	682	54	1,354	223

Operating expenses
General and administrative	3,125	3,372	7,447	8,902
Research and development	2,206	1,843	6,148	6,910
Total operating expenses	5,331	5,215	13,595	15,812
Loss from operations	(4,649)	(5,161)	(12,241)	(15,589)
Other income
Other income, net	230	55	349	204
Total other income, net	230	55	349	204
Net loss	$(4,419)	$(5,106)	$(11,892)	$(15,385)
Deemed dividend – warrant inducement offers	(149)	(798)	(8,650)	(798)
Net loss attributable to common stockholders	$(4,568)	$(5,904)	$(20,542)	$(16,183)
Basic and diluted net loss per share	$(0.34)	$(2.79)	$(2.71)	$(7.29)
Basic and diluted weighted average common shares outstanding	13,627,793	2,117,877	7,572,601	2,110,646

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(4,419)	$(5,106)	$(11,892)	$(15,385)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	-	26	(1)	48
Total comprehensive loss	$(4,419)	$(5,080)	$(11,893)	$(15,337)

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	1,025,183	$1	1,485,560	$1	$(100)	$91,822	$(84,983)	$-	$6,741
Conversion of Class B common stock for Class A common stock	1,555		(1,555)	-	-	-	-	-	-
Class A common stock, issued for RSUs vested	482,246	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on RSUs vested	(109,461)	-	-	-	-	(296)			(296)
Class A common stock, issued for PSUs vested	8,002	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on PSUs vested	(3,268)	-	-	-	-	(17)	-	-	(17)
Collection of stock subscription receivable	-	-	-	-	100	-	-	-	100
Equity-based compensation	-	-	-	-	-	1,938	-	-	1,938
Unrealized gain attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	(1)	(1)
Class A common stock issued in public offering, net of issuance cost of $2,064	4,448,792	4				12,862	-	-	12,866
Class A common stock issue for warrants exercised, net of issuance cost of $1,855	7,432,751	8	-	-	-	16,180	-	-	16,188
Deemed dividend – warrant inducement offers	-	-	-	-	-	8,650	(8,650)	-	-
Reverse stock split rounding adjustment	66,970	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(11,892)	-	(11,892)
Balance at September 30, 2024	13,352,770	$13	1,484,005	$1	$-	$131,139	$(105,525)	$(1)	$25,627

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	(Loss) Gain	Equity
Balance at December 31, 2022	612,732	$1	1,489,109	$1	$(100)	$83,731	$(62,773)	$(357)	$20,503
Conversion of Class B common stock into Class A common stock	3,555	-	(3,555)	-	-	-	-	-	-
Class A common stock, issued for RSUs vested	22,703	-	-	-	-	-	-	-	-
Class A common stock, held for taxes on RSUs vested	(4,305)	-	-	-	-	(153)	-	-	(153)
Class A common stock issued for stock rights offering	10,850	-	-	-	-	-	-	-	-
Equity-based compensation	-	-	-	-	-	1,619	-	-	1,619
Unrealized gain attributable to change in market value of available for sale investments	-	-	-	-	-	-	-	48	48
Dividend attributable to down round feature of 2021 warrants	-	-	-	-	-	798	(798)	-	-
Reverse stock split rounding adjustment	-	-	6	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(15,385)	-	(15,385)
Balance at September 30, 2023	645,535	$1	1,485,560	$1	$(100)	$85,995	$(78,956)	$(309)	$6,632

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at June 30, 2024	8,116,909	$8	1,484,005	$1	$-	$115,858	$(100,957)	$(1)	$14,909
Class A Common Stock, issued for RSUs vested	472,532	-	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested	(105,960)	-	-	-	-	(270)	-	-	(270)
Equity-based compensation	-	-	-	-	-	1,413	-	-	1,413
Class A common stock issued in public offering, net of issuance costs of $919	2,236,026	2	-	-	-	8,142	-	-	8,144
Class A common stock issued for warrants exercised, net of issuance costs of $494	2,633,263	3	-	-	-	5,847	-	-	5,850
Deemed dividend – warrant inducement offers	-	-	-	-	-	149	(149)	-	-
Net loss	-	-	-	-	-	-	(4,419)	-	(4,419)
Balance at September 30, 2024	13,352,770	$13	1,484,005	$1	$-	$131,139	$(105,525)	$(1)	$25,627

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	(Loss) Gain	Equity
Balance at June, 2023	631,423	$1	1,485,560	$1	$(100)	$84,748	$(73,052)	$(335)	$11,263
Class A Common Stock, issued for RSUs vested	4,731	-	-	-	-	-	-	-	-
Class A Common Stock, held for taxes on RSUs vested	(1,469)	-	-	-	-	(50)	-	-	(50)
Class A common stock issued for stock rights offering	10,850	-	-	-	-		-	-	-
Equity-based compensation	-	-	-	-	-	499	-	-	499
Unrealized gain attributable to change in market value of available-for-sale securities	-	-	-	-	-	-	-	26	26
Dividend attributable to down round feature of 2021 warrants	-	-	-	-	-	798	(798)	-	-
Net loss	-	-	-	-	-	-	(5,106)	-	(5,106)
Balance at September 30, 2023	645,535	$1	1,485,560	$1	$(100)	$85,995	$(78,956)	$(309)	$6,632

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(11,892)	$(15,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	710
Interest earned on marketable securities	60	180
Equity-based compensation	1,938	1,619
Changes in operating assets and liabilities:
Accounts and grants receivable	(269)	122
Prepaid expenses and other current assets	(233)	(611)
Other assets	(10)	47
Accounts payable	248	(922)
Deferred revenue	(387)	–
Nonoperating lawsuit liability	–	(1,398)
Accrued expenses	(674)	823
Operating lease asset and lease liability	(191)	(190)
Other liabilities	199	–
Net cash used in operating activities	(10,495)	(15,005)
Cash flows from investing activities
Proceeds from the sale of marketable securities	352	7,057
Acquisition of property and equipment	(642)	(137)
Acquisition of intangible assets	(227)	(298)
Net cash (used in) provided by investing activities	(517)	6,622
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance cost	12,866	–
Proceeds from warrants exercised, net of issuance cost	16,188	–
Proceeds from stock subscription receivable	100	–
Payments for taxes on RSUs vested and PSUs vested	(313)	(153)
Net cash provided by (used in) financing activities	28,841	(153)
Change in cash and cash equivalents	17,829	(8,536)
Cash and cash equivalents at beginning of the period	4,949	10,503
Cash and cash equivalents at end of the period	$22,778	$1,967
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs and PSUs into Class A common stock	$(978)	$(717)
Deemed dividend – warrant inducement offers	$8,650	$798

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Nine Month Periods Ended September 30, 2024 and 2023

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

The Company’s product candidates are currently in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from, among others, existing pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, partners, and consultants.

The accompanying interim condensed balance sheet as of September 30, 2024, and the condensed statements of operations, statements of comprehensive loss, and statements of changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the condensed statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $11.9 million and $15.4 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, the Company had an accumulated deficit of $105.5 million. The Company expects to continue to generate operating losses in the foreseeable future.

As of September 30, 2024, the Company had cash and cash equivalents of $22.8 million. The Company currently believes that its cash and cash equivalents as of September 30, 2024 will enable it to fund its operating expenses and capital expenditure requirements through the fourth quarter of 2025 based on its current operating budget and cash flow forecast. However, as a result of its successful Type C meeting with the U.S. FDA in August 2024 with respect to the HLHS regulatory pathway, the Company has started to ramp up Biologics License Application (BLA) enabling activities as the Company currently anticipates a potential filing with the FDA in 2026 if the current ELPIS II trial is successful. To the extent that the Company’s operating expenses and capital expenditure requirements accelerate in calendar 2025 as a result of these activities, including CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness, there will be a need to increase the Company's current proposed spend and further increase its capital investments. The Company intends to seek additional financing/capital raises/non-dilutive funding options to support these activities, and current cash projections may be impacted by these ramped up activities and any financing transactions entered into.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”. The amendments in this ASU change disclosure requirements for various items, including effective tax rate reconciliations and cash taxes paid. This ASU is effective for public companies for the financial reporting periods beginning on January 1, 2025, with early adoption permitted. The Company has not adopted ASU 2023-09 for its financial reporting period ending December 31, 2023, and will continue to evaluate early adoption for its financial reporting period ending December 31, 2024.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, "Improvements to Reportable Segment Disclosures". The amendments in this ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and by extending the disclosure requirements to entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 will be effective for the Company for the annual period of its fiscal year ending December 31, 2024. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statements.

Cash and cash equivalents:

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Marketable securities:

The Company has no marketable securities at September 30, 2024. Marketable securities December 31, 2023 consisted of marketable fixed income securities, primarily corporate bonds which are categorized as available for sale securities and are thus marked to market and stated at fair value in accordance with Accounting Standards Codification ("ASC") 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices in active markets. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the condensed statement of operations. Changes in net unrealized gains and losses are reported in other comprehensive loss and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized losses were less than $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of September 30, 2024 and December 31, 2023 are certain to be collected, and no amount has been recognized for expected credit losses. In addition, for the clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the clinical trial revenue are recorded to deferred revenue. Advance contract manufacturing payments are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable from customers	$321	$15
National Institutes of Health – Grant	59	96
Total	$380	$111

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected in the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and nine months ended September 30, 2024 and 2023.

Deferred revenue:

The unearned portion of advanced grant funds and prepayments for clinical trial and contract manufacturing revenues, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For the nine months ended September 30, 2024 and 2023, the Company recognized less than $0.1 million, respectively, of funds that were previously classified as deferred revenue. Due to the Maryland Stem Cell Research Fund ("MSCRF") – Technology Development Corporation (“TEDCO”) – grant Acute Respiratory Distress Syndrome (“ARDS”) program being discontinued, $0.4 million recorded as deferred revenue was reversed when the funds were returned to MSCRF – TEDCO. As of September 30, 2024 and December 31, 2023, the Company had $0.1 million and $0.5 million, respectively, recorded in deferred revenue on the condensed balance sheets.

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

Revenue by source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Clinical trial revenue	$210	$150	$1,012	$605
Contract manufacturing	563	-	777	-
NIH - grant	-	-	-	41
Total	$773	$150	$1,789	$646

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

Research and development expense:

Research and development costs are charged to expense when incurred in accordance with ASC 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1) those activities that should be identified as research and development; 2) the elements of costs that should be identified with research and development activities, and the accounting for these costs; and 3) the financial statement disclosures related to them. Research and development costs include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expenses in future periods as the related services are rendered.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities and accounts and grants receivable. Cash and cash equivalents are held in U.S. financial institutions. At times, the Company may maintain balances in excess of the federally insured amounts.

Income taxes:

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three and nine months ended September 30, 2024 and 2023 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the offset created by the Company’s valuation allowance.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination, or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of September 30, 2024 and December 31, 2023, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to a taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

3. Marketable securities

The following is summary of marketable securities that the Company measures at fair value (in thousands):

	Fair Value at September 30, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,799	$-	$-	$6,799
Accrued income	26	-	-	26
Total marketable securities	$6,825	$-	$-	$6,825

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheets.

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Corporate bonds	$-	$412	$-	$412
Money market funds(1)	3,948	-	-	3,948
Accrued income	16	-	-	16
Total marketable securities	$3,964	$412	$-	$4,376

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheets.

As of September 30, 2024 and December 31, 2023, the Company reported accrued interest receivable related to marketable securities of less than $0.1 million. These amounts are recorded in other assets on the condensed balance sheets and are not included in the carrying value of the marketable securities.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	September 30, 2024	December 31, 2023
Leasehold improvements	10 years	$4,398	$4,328
Furniture/Lab equipment	7 years	3,054	2,483
Computer equipment	5 years	120	120
Software/Website	3 years	38	38
Total property and equipment		7,610	6,969
Less accumulated depreciation		4,988	4,440
Property and equipment, net		$2,622	$2,529

Depreciation expense amounted to approximately $0.2 million for the three-month periods ended September 30, 2024 and 2023, and $0.5 million for the nine months ended September 30, 2024 and 2023.

5. Intangible assets, net

Major components of intangible assets as of September 30, 2024, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,076)	$967
Patent costs		1,170	-	1,170
Trademark costs		210	-	210
Total		$3,423	$(1,076)	$2,347

Major components of intangible assets as of December 31, 2023, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(909)	$1,134
Patent costs		959	-	959
Trademark costs		194	-	194
Total		$3,196	$(909)	$2,287

Amortization expense related to intangible assets amounted to approximately $0.1 million and $0.2 million for each of the three and nine month periods ended September 30, 2024 and 2023.

Future amortization expense for intangible assets as of September 30, 2024 is as follows (in thousands):

Years Ending December 31,	Amount
2024 (remaining three months)	$56
2025	224
2026	224
2027	224
2028	224
Thereafter	15
Total	$967

6. Leases

The Company records a right-of-use operating lease asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of September 30, 2024, the operating lease asset and lease liability were approximately $1.0 million and $1.6 million, respectively. As of December 31, 2023, the operating lease asset and lease liability were approximately $1.2 million and $2.0 million, respectively.

Future minimum payments under the operating leases as of September 30, 2024, are as follows (in thousands):

Years Ending December 31,	Amount
2024 (remaining three months)	$170
2025	682
2026	682
2027	170
Total	1,704
Less: Interest	105
Present value of operating lease liability	$1,599

During each of the three months ended September 30, 2024 and 2023, the Company incurred approximately $0.2 million of total lease costs and for the nine month periods ended September 30, 2024 and 2023, the Company incurred approximately $0.6 million and $0.7 million of total lease costs, respectively, that are included in the general and administrative expenses in the condensed statements of operations.

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

During the nine months ended September 30, 2024, no stock options were exercised for Class A common stock shares.

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

During the nine months ended September 30, 2024, stockholders converted 1,555 shares of Class B common stock into 1,555 shares of Class A common stock. During the year ended December 31, 2023, stockholders converted 3,555 shares of Class B common stock into 3,555 shares of Class A common stock.

Warrants

Summary of Warrant Issuances

As part of the Company’s initial public offering (“IPO”), the underwriter received warrants to purchase up to 10,640 shares of Class A common stock. The warrants are exercisable at any @time and from time to time, in whole or in part, during the four and a half-year period commencing August 12, 2021, at a price of $120.00 per share and the fair value of warrants was approximately $0.5 million. During 2021, the underwriters assigned 9,576 of the warrants to its employees.

As part of the Company’s 2021 private placement offering, the Company issued warrants to investors to purchase up to an aggregate of 116,935 shares of Class A common stock, equal to the number of shares of Class A common stock purchased by such investor in the offering, at an exercise price of $175.00 per share , which were immediately exercisable, were set to expire five years from the date of issuance, and had certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein (the “Purchaser Warrants”). In addition, the Company granted the underwriters warrants, under similar terms, to purchase 4,679 shares of Class A common stock, at an exercise price of $175.00 per share. On August 16, 2023, the Company announced its Stock Rights Offering, which triggered the downward pricing mechanism on the Purchaser Warrants, at which time these warrants were adjusted downward to an exercise price of $52.50 for the period remaining through expiration. This resulted in a deemed dividend to common stockholders of approximately $0.8 million for the change in the fair value of the warrants using a Black-Scholes pricing model.

As part of an October 2023 registered direct offering, the Company issued Series A warrants and Series B warrants to purchase up to 242,425 and 242,425, respectively, shares of Class A common stock. Each series of warrants had an exercise price of $16.50 per share, with the Series A warrants having a term of five and one-half (5.5) years from the date of issuance, and the Series B warrants having a term of eighteen (18) months from the date of issuance. Both the Series A and Series B warrants became exercisable as of December 26, 2023, following stockholder approval. In addition, the Company granted the placement agent warrants, under similar terms, to purchase 16,971 shares of Class A common stock, at an exercise price of $20.625 per share. In April 2024, the Series A Warrants and Series B Warrants were amended to reduce the exercise price to $2.35 per share . The Series A Warrants and Series B Warrants were subsequently exercised in full in April 2024.

As part of a December 2023 registered direct offering, the Company issued warrants to purchase an aggregate of 135,531 shares of Class A common stock. These warrants have an exercise price of $16.20 per share, became immediately issuable upon issuance, and expire on June 22, 2029. In addition, the Company granted the placement agent warrants, under similar terms, to purchase 9,489 shares of Class A common stock, at an exercise price of $21.813 per share.

On April 8, 2024, the Company commenced a public offering of up to 639,872 shares of the Company’s Class A common stock, along with pre-funded warrants to purchase up to an aggregate 1,572,894 shares of Class A common stock (the “Pre-Funded Warrants”). The shares and Pre-Funded Warrants were sold together with warrants to purchase up to an aggregate of 2,212,766 shares of Common Stock (the “Common Warrants”). The combined public offering price was $2.35 per share and related Common Warrant and $2.349 per Pre-Funded Warrant and related Common Warrant. Subject to certain limitations, the Pre-Funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.001 per share of Class A common stock at any time until all of the Pre-Funded Warrants were exercised in full. The Common Warrants were immediately exercisable and expire on April 10, 2029.

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

On April 16, 2024, the Company entered into inducement letter agreements with certain holders of its existing Series A warrants and Series B warrants, and Common Warrants issued on April 10, 2024, whereby the holders agreed to exercise the warrants for cash at the exercise price of $2.35 per share in consideration for payment of $0.125 per new warrant and for the Company’s agreement to issue new unregistered Class A common stock warrants to purchase up to 4,799,488 shares of Class A common stock at an exercise price of $2.35 per share, and which were immediately exercisable upon issuance. The warrants to purchase up to 2,399,744 shares of Class A common stock (the “Series C Warrants”) have a term of five (5) years from the issuance date, and the warrants to purchase up to 2,399,744 shares of Class A common stock (the “Series D Warrants”) have a term of twenty-four (24) months from the issuance date, with all of the Series C Warrants and Series D Warrants being immediately exercisable. All of the Series D Warrants were exercised in June 2024, pursuant to ordinary course exercise as well as a subsequent inducement transaction.

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

Furthermore, upon exercise, if any, of the Series D Warrants for cash, the Company agreed to issue the placement agent or its designees, within five (5) business days of the Company’s receipt of the exercise price, warrants to purchase the number of shares of Class A common stock equal to 7.0% of the aggregate number of shares underlying such Series D Warrants that have been exercised, with such warrants to be in the same form and terms as the prior placement agent warrants.

On June 17, 2024, the Company entered into additional inducement letter agreements with the holders of its existing Series D Warrants to exercise the remaining 1,697,891 shares of Class A common stock underlying Series D Warrants that remained outstanding for cash at the exercise price of $2.35 per share in consideration for the Company’s agreement to issue new unregistered Class A common stock warrants (the "June Inducement Warrants"), for payment of $0.125 per new warrant, to purchase up to an aggregate of 3,395,782 shares of Class A common stock at an exercise price of $2.50 per share and which were immediately exercisable upon issuance and have a term of twenty-four (24) months from the issuance date.

The Company also issued to the placement agent or its designees as compensation, (i) warrants to purchase up to 118,852 shares of Class A common stock, equal to 7.0% of the aggregate number of shares of Class A common stock issued upon exercise of the warrants pursuant to the June inducement transaction and (ii) warrants to purchase up to an aggregate of 49,130 shares of Common Stock, equal to 7.0% of the aggregate number of shares of Common Stock issued upon exercise of certain Series D warrants prior to the inducement transaction, which had substantially the same terms as the June Inducement Warrants, had an exercise price of $3.25 per share and $2.9375 per share, respectively (the "June placement agent warrants").

Upon exercise, if any, of the June Inducement Warrants for cash, the Company agreed to issue within five (5) business days to the placement agent or its designees, warrants to purchase the number of shares of Class A common stock equal to 7.0% of the aggregate number of shares of Class A common stock underlying such June Inducement Warrants that have been exercised, with such warrants to be in the same form and terms as the June placement agent warrants.

The issuance under the inducement offers represented $8.5 million in additional value provided to the investors, which was recorded as a deemed dividend to common stockholders. The June Inducement Warrants expire on June 18, 2026.

On July 10, 2024, a holder exercised Series C warrants for 50,000 shares of Class A common stock for cash (the “July Series C warrant exercise”).

On July 10, 2024, certain holders of warrants issued in June of 2024 exercised warrants to purchase an aggregate of 150,000 shares of Class A common stock for cash (the “July 10 warrant exercise”). In addition, on July 17, 2024, we issued to the placement agent warrants to purchase up to 10,500 shares of Class A common stock, equal to 7.0% of the aggregate number of shares of Class A common stock issued in the July 10 warrant exercise (the “first tranche July ordinary course placement agent warrants”). The first tranche July ordinary course placement agent warrants have substantially the same terms as the June placement agent warrants, except that the first tranche July ordinary course placement agent warrants (i) have an exercise price of $3.125 per share and (ii) expire July 17, 2026.

On July 17, 2024, a holder of the June Inducement Warrants exercised the same to purchase 2,319,186 shares of Class A common stock for cash (the “July 17 warrant exercise” and together with the July 10 warrant exercise and the July Series C warrant exercise, collectively, the “July warrant exercises”). Accordingly, on July 24, 2024, we issued to the placement agent warrants to purchase up to 162,344 shares of Class A common stock, equal to 7.0% of the aggregate number of shares of Class A common stock issued in the July 17 warrant exercise (the “second tranche July ordinary course placement agent warrants”, and together with the first tranche July ordinary course placement agent warrants, the “July ordinary course placement agent warrants”, and collectively with the July offering placement agent warrants, the “July placement agent warrants”). The second tranche July ordinary course placement agent warrants have substantially the same terms as the first tranche July ordinary course placement agent warrants, except that the second tranche July ordinary course placement agent warrants expire July 24, 2026.

The gross proceeds to the Company from the July warrant exercises, inclusive of the payment consideration for such Series C warrants and June Inducement Warrants, were approximately $6.3 million, inclusive of the payment consideration for such warrants, before deducting placement agent fees payable by the Company.

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

In a concurrent private placement (the “July private placement” and together with the July registered direct offering, the “July offering”), we also sold unregistered Class A common stock warrants to purchase up to an aggregate of 2,236,026 shares of our Class A common stock (the “July private placement warrants”). The unregistered July private placement warrants have an exercise price of $3.90 per share, became exercisable on July 19, 2024, and expire on July 20, 2026. In addition, the Company granted the placement agent warrants, under similar terms, to purchase 156,522 shares of Class A common stock, at an exercise price of $5.0313 (the “July offering placement agent warrants”). The gross proceeds to the Company from the July offering were approximately $9.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

On August 6, 2024, the Company filed a registration statement with the SEC on Form S-1 registering the resale of an aggregate of 2,565,392 shares of Class A common stock issuable upon exercise of certain warrants, of which (i) up to 2,236,026 shares are issuable upon the exercise of the July private placement warrants issued to the purchasers upon the closing of the July private placement; (ii) 156,522 shares are issuable upon exercise of the July offering placement agent warrants issued to Wainwright, or its designees, pursuant to the terms of the current engagement Letter with Wainwright; and (iii) 172,844 shares are issuable upon exercise of the July ordinary course placement agent warrants issued to Wainwright, or its designees, pursuant to the terms of a then-applicable engagement letter with Wainwright, in connection with previously exercised June Inducement Warrants. The Form S-1 was declared effective by the SEC on August 12, 2024.

In September 2024, the Company entered into additional inducement letter agreements with certain holders of its existing Purchaser Warrants issued as part of the Company’s 2021 private placement offering to amend and reduce the exercise price of the Purchaser Warrants to $1.00 per share in consideration for the holders’ cash exercise of all Purchaser Warrants held by such holder on or before September 27, 2024. In connection with the September 2024 inducement transaction, Purchaser Warrants were exercised for 114,077 shares of Class A common stock, resulting in gross proceeds to the Company of $114,077.

Summary of Warrants Outstanding

As of September 30, 2024, warrants exercisable for an aggregate of up to 6,805,526 shares of the Company’s Class A common stock remain outstanding. This includes:

•
IPO underwriter warrants exercisable for up to 5,536 shares of Class A common stock at an exercise price of $120.00 per share, which expire February 12, 2026.
•
Purchaser Warrants issued in connection with the 2021 private placement offering exercisable for up to 2,858 shares of Class A common stock at an exercise price of $52.50 per share, which expire December 3, 2026.
•
Underwriter warrants issued in connection with the 2021 private placement offering exercisable for up to 4,679 shares of Class A common stock at an exercise price of $175.00 per share, which expire December 1, 2026.

•
Placement agent warrants issued in connection with the October 2023 registered direct offering exercisable for up to 16,971 shares of Class A common stock at an exercise price of $20.625 per share, which expire October 11, 2028.
•
Investor warrants issued in connection with the December 2023 registered direct offering exercisable for up to 135,531 shares of Class A common stock at an exercise price of $16.20 per share, which expire June 22, 2029.
•
Placement agent warrants issued in connection with the December 2023 registered direct offering exercisable for up to 9,489 shares of Class A common stock at an exercise price of $21.813 per share, which expire December 20, 2028.
•
Common Warrants issued in connection with the April 2024 public offering exercisable for up to 297,872 shares of Class A common stock at an exercise price of $2.35 per share, which expire April 10, 2029.
•
Placement agent warrants issued in connection with the April 2024 public offering exercisable for up to 154,894 shares of Class A common stock at an exercise price of $2.9375 per share, which expire April 8, 2029.
•
Series C Warrants issued in connection with the April 2024 inducement transaction exercisable for up to 2,349,744 shares of Class A common stock at an exercise price of $2.35 per share, which expire April 18, 2029.
•
Placement agent warrants issued in connection with the April 2024 inducement transaction exercisable for up to 167,982 shares of Class A common stock at an exercise price of $3.25 per share, which expire April 18, 2029.
•
June placement agent warrants issued in the ordinary course prior to the June 2024 inducement transaction exercisable for up to 49,130 shares of Class A common stock at an exercise price of $2.9375 per share, which expire June 18, 2026.
•
June Inducement Warrants exercisable for up to 926,596 shares of Class A common stock at an exercise price of $2.50 per share, which expire June 18, 2026.
•
Placement agent warrants issued in connection with the June 2024 inducement transaction exercisable for up to 118,852 shares of Class A common stock at an exercise price of $3.25 per share, which expire June 18, 2026.
•
First tranche July ordinary course placement agent warrants exercisable for up to 10,500 shares of Class A common stock at an exercise price of $3.125 per share, which expire July 17, 2026.
•
Second tranche July ordinary course placement agent warrants exercisable for up to 162,344 shares of Class A common stock at an exercise price of $3.125 per share, which expire July 24, 2026.
•
July private placement warrants exercisable for up to 2,236,026 shares of Class A common stock at an exercise price of $3.90 per share, which expire July 20, 2026.
•
July offering placement agent warrants exercisable for up to 156,522 shares of Class A common stock at an exercise price of $5.0313 per share, which expire July 20, 2026.

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

RSUs

As of September 30, 2024 and December 31, 2023, the Company had 752,666 and 11,239, respectively of RSUs outstanding (unvested).

RSU activity for the nine months ended September 30, 2024, was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2023	11,239
RSU granted	1,235,324
RSUs vested	(485,997)
RSU expired/forfeited	(7,900)
Outstanding (unvested) at September 30, 2024	752,666

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

As of September 30, 2024, there have been 88,625 stock options granted during 2024 under the 2021 Incentive Plan. The fair value of the options issued during 2024 were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility ranging from 79%-95%; and risk-free interest rate based on the grant date ranging from of 3.79% - 4.52%. Each stock option grant made during 2024 will be expensed ratably over the option vesting periods, which approximates the service period.

As of September 30, 2024 and December 31, 2023, the Company has recorded issued and outstanding options to purchase a total of 121,186 and 43,786 shares of Class A common stock, respectively, pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $15.09 and $49.60 per share, respectively.

For the nine months ended September 30, 2024:

Number of Stock Options
Stock options vested (based on ratable vesting)	21,143
Stock options unvested	100,043
Total stock options outstanding at September 30, 2024	121,186

For the year ended December 31, 2023:

Number of Stock Options
Stock options vested (based on ratable vesting)	16,091
Stock options unvested	27,695
Total stock options outstanding at December 31, 2023	43,786

Stock option activity for the nine months ended September 30, 2024, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	43,786	$49.60
Options granted	88,625	2.46
Options exercised	-	-
Options expired/forfeited	(11,225)	50.20
Outstanding at September 30, 2024	121,186	$15.09

For the three months ended September 30, 2024 and 2023, the equity-based compensation expense amounted to approximately $1.4 million and $0.5 million, respectively, and for the nine months ended September 30, 2024 and 2023, the equity-based compensation expense amounted to approximately $1.9 million and $1.6 million, respectively, which is included in the research and development and general and administrative expenses in the condensed statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the remaining unrecognized RSUs compensation of approximately $1.4 million will be recognized over approximately 2.01 years. The remaining unrecognized stock options compensation of approximately $0.4 million will be recognized over approximately 1.94 years.

Share-based payments to third-party service provider

In April 2024, the Company agreed to issue stock options to a third-party service provider for future services exercisable for up to 50,000 shares of Class A common stock at an exercise price of $2.15, the grant date fair value, with the options vesting quarterly over 36 months. The Company recorded general and administrative expenses of less than $0.1 million for the three and nine months ended September 30, 2024.

9. Commitments and Contingencies

Master Services Agreements:

As of September 30, 2024, the Company terminated its active master services agreements with third parties that were previously engaged to conduct its clinical trials and manage clinical research programs and clinical development services. This termination was due to the Company’s decision in April 2024 to discontinue trial activities in Japan.

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its CSO. Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement requires the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. On November 16, 2022, the Company accounted for but had not issued 4,814 RSUs convertible to unregistered shares of Class A common stock, with an aggregate value of $0.2 million as payment for accrued expenses under the consulting agreement with the CSO. These shares were issued on May 24, 2023. As of September 30, 2024 and December 31, 2023, the Company had accrued balances due to the CSO of approximately $0.1 million and $0.1 million, respectively, which are included in accrued expenses and an additional less than $0.1 million and $0.1 million, respectively, which are included in accounts payable in the accompanying condensed balance sheets.

The Company entered into a deferred compensation agreement with the CSO to defer payment of the consulting fees earned for services rendered during 2024. The 2024 consulting fees will be paid in the form of a lump sum distribution in February 2027. As of September 30, 2024, the Company had an accrued balance of $0.2 million which are included in other long-term liabilities in the accompanying condensed balance sheets.

Technology Services Agreement:

On March 27, 2015, the Company entered into a technology services agreement with Optimal Networks, Inc. (a related company owned by Dr. Joshua Hare’s brother-in-law) for use of information technology services. The technology services agreement was terminated as of April 14, 2023. As of September 30, 2024 and December 31, 2023, the Company owed $0 pursuant to this agreement.

Manufacturing Services Agreement:

On February 21, 2024, the Company entered into a five-year Supply Agreement with Secretome Therapeutics, Inc. (“Secretome”), a biotechnology company developing multiple, novel secretomes to address a spectrum of diseases driven by pathological processes , to manufacture, test, release, and supply Secretome with cardiac stem cells (the “Product”) to be used in Phase 1 and Phase 2 clinical trials (the “Secretome Agreement”). The Company received an initial start-up payment of $242,000 upon signing of the Secretome Agreement, which was comprised of (a) technology transfer, documentation preparation, training, and testing costs of $210,000, (b) a ten-hour prepayment of project management fees of $2,400, and (c) a first month suite reservation fee of $30,000. The Company will bill Secretome on a variable fee basis for quality control, in process, release, and stability testing service items. For each Product lot, Secretome will pay the Company $55,000 per lot as well as a $30,000 for each additional Product lot in excess of two initial “training run” lots. Secretome will also pay a $30,000 monthly manufacturing suite reservation fee to the Company as well as a $240 per hour hourly fee for project management services.

Secretome has also agreed to compensate the Company for the value of all materials involved in manufacturing and quality control testing the Product, plus a 20 percent markup on these materials. For any outsourced testing, Secretome will be billed directly by the laboratory conducting the testing, plus a fee of $500 per batch payable to the Company. Furthermore, Secretome will pay the Company $2,000 monthly for storage of in process samples, vialed harvests for training, and in process samples for Product lots. The Company will receive certain variable payments related to product packing, handling and shipping, with a standard fee of $750, with an increased fee of $1,500 for expedited or special hour service.

Following the initial five-year term, the Secretome Agreement may be renewed for additional successive two-year terms upon the mutual written agreement of the parties. Either party may terminate the agreement for cause and upon notice in the event of a material breach, within (i) 30 days of an uncured material breach that is not a payment default or (ii) 10 days for an uncured payment default. The Secretome Agreement further provides that either party may terminate the agreement at any time upon 90 days’ notice to the other party. In addition, either party may terminate the agreement immediately in the event the other party seeks the protection of any bankruptcy court, becomes insolvent, makes an assignment for the benefit of creditors, or any debarment activity occurs with respect to that party. A force majeure provision also permits termination of the Secretome Agreement upon written notice to the other party as a result of a delay or interference of performance continuing for more than 60 days.

For the three and nine months ended September 30, 2024, the Company has earned revenues of $0.6 million and $0.8 million under the Secretome Agreement, respectively.

The Company is also a party to a Mutual Nondisclosure Agreement with Secretome, signed and effective as of October 24, 2023 (the “Nondisclosure Agreement”), by which both parties have agreed to maintain the strict confidentiality of, restrict access to, and not to disclose any intellectual property, trade secrets, business dealings, customers, operations, products, research, clinical data, or other competitively sensitive or proprietary confidential information shared between them, subject to certain customary carve-outs for disclosures pursuant to applicable law or filings with regulatory or governmental agencies including the SEC. The Nondisclosure Agreement has a term of ten years from the later of (i) the effective date of the Nondisclosure Agreement, (ii) the date of the last disclosure of information under the Secretome Agreement, any “Quality Agreement” which may be entered into between the parties, or any scope of work; or (iii) the expiration of any patents issued arising out of or resulting from the confidential information. The Nondisclosure Agreement will not terminate with respect to trade secrets.

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

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $365,000 to UM, and as of September 30, 2024 and December 31, 2023, the Company had accrued $37,500 and $50,000 in milestone fees payable to UM, respectively, and $10,000 and $15,000, respectively, for patent related reimbursements based on the estimated progress to date.

The Company also entered into an additional Exclusive License Agreement with UM, signed and effective as of July 18, 2024, for technology rights developed by our CSO at UM. This License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how, SOPs, data and other all other rights related to UMP-144, entitled “A method to derive GHRHR+ cardiomyogenic cells from pluripotent stem cells (PSCs) for therapeutic and pharmacologic applications” and having inventors Joshua Hare and Konstantinos Chatzistergos. UM retained a non-exclusive, royalty-free, perpetual, irrevocable, worldwide right to practice, make, and use the Patent Rights or Technology for any non-profit purposes, including educational, and research purposes. Pursuant to the terms of the license agreement, Longeveron must pay to UM: (a) $5,000 within 30 days of the Effective Date; and (b) reimbursement of $21,307 within 90 days of the Effective Date for previously incurred patent expenses; and (c) an annual $10,000 fee which is both creditable against other royalty payments for the applicable license year and is waived so long as Company is current on annual fee payments in accordance with the Exclusive License Agreement entered into November 20, 2014 between Company and UM. In addition to certain those certain other royalty payments that would be due should the Company’s sublicense of the technology result in revenue, Longeveron also agreed to the following additional milestones and payments: (c) $150,000 upon completion of the first Phase 3 Clinical Trial; and (d) $250,000 upon issuance of a biologics license application or new drug application based on the licensed technology. The Company has the right to terminate the new UM License for convenience upon 90 days’ prior written notice, and both parties have additional termination rights for material breach of the agreement. To date, the Company has made payments totaling $5,000 to UM, and as of September 30, 2024, the Company had not yet accrued any milestone fees payable to UM.

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMH MD Holdings, LLC (“JMHMD”), for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as a royalty 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for the licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology are being capitalized and amortized as incurred over 20 years. There were no license fees due for September 30, 2024 and December 31, 2023 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

Contingencies – Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of September 30, 2024, the Company is not aware of any legal proceedings or material developments requiring disclosure.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who are eligible upon date of hire. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $0.1 million to the Plan during both of the nine months ended September 30, 2024 and 2023, and less than $0.1 million to the Plan during the three months ended September 30, 2024 and 2023, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding stock-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Nine months ended September 30,
	2024	2023
RSUs	753	123
PSUs	–	125
Stock options	121	381
Warrants	6,806	1,271
Total	7,680	1,900

12. Subsequent Events

In October 2024, the Company entered into additional inducement letter agreements with the remaining holders of its existing Purchaser Warrants issued as part of the Company’s 2021 private placement offering to amend and reduce the exercise price of the Purchaser Warrants to $1.00 per share in consideration for the holders’ cash exercise of all Purchaser Warrants held by such holder. In connection with the October 2024 inducement transaction, Purchaser Warrants were exercised for 2,858 shares of Class A common stock. As of the date of this Quarterly Report on Form 10-Q, the Purchaser Warrants have been exercised in full.

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

•
our cash position and need to raise additional capital, the difficulties we may face in obtaining access to capital, and the dilutive impact it may have on our investors;
•
our financial performance, and ability to continue as a going concern;
•
the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the timing and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;
•
the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•
the success of competing therapies that are or may become available;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•
our ability to obtain and maintain regulatory approval of our product candidates in the U.S., and other jurisdictions;
•
our plans relating to the further development of our product candidates, including additional disease states or indications we may pursue;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;
•
the need to hire additional personnel and our ability to attract and retain such personnel; and
•
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

In November of 2023, Longeveron received notice from the World Health Organization (“WHO”) that “laromestrocel” has been selected as the proposed International Nonproprietary Name for Longeveron’s Lomecel-B™ product. Upon final approval of the name by the WHO, Longeveron will adopt that name.

Financial Overview. Since inception, the Company has primarily been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the FDA, and has only generated revenues from grants, the Bahamas Registry Trials and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company has incurred recurring losses from operations since its inception, and as of September 30, 2024 the Company had an accumulated deficit of $105.5 million. The Company expects to continue to generate operating losses for the foreseeable future.

With the completion of the offering and financing transactions in April and June 2024, subsequent warrant exercises, and offering and inducement transactions undertaken in July and September 2024, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2025 based on our current operating budget and cash flow forecast. However, as a result of its successful Type C meeting with the U.S. FDA in August 2024 with respect to the HLHS regulatory pathway, we have started to ramp up Biologics License Application (BLA) enabling activities as we currently anticipate a potential filing with the FDA in 2026 if the current ELPIS II trial is successful. To the extent that our operating expenses and capital expenditure requirements accelerate in calendar 2025 as a result of these activities, including CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness, there will be a need to increase our current proposed spend and further increase our capital investments. We intend to seek additional financing/capital raises/non-dilutive funding options to support these activities, and current cash projections may be impacted by these ramped up activities and any financing transactions entered into. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. We currently have no credit facility or committed sources of capital. To continue as a going concern we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, current stockholder ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Such financing will likely result in dilution to stockholders, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Hypoplastic Left Heart Syndrome (HLHS)

Our HLHS program is focused on the potential clinical benefits of Lomecel-B™ as an adjunct therapeutic to standard-of-care HLHS surgery. HLHS is a rare and devastating congenital heart defect in which the left ventricle is severely underdeveloped. As such, babies born with this condition die shortly after birth without undergoing a complex series of reconstructive heart surgeries. Despite the availability of life-saving surgical interventions, clinical studies show that only 50 to 60 percent of affected individuals survive to adolescence. Early clinical study data shows the potential survival benefit of Lomecel-B™ for HLHS patients and supports Longeveron’s belief that this data shows the potential to alter the treatment landscape for patients with HLHS. We have completed a Phase 1 open-label study (“ELPIS I”)1 that supported the safety and tolerability of Lomecel-B™ for HLHS, when directly injected into the functional right ventricle ("RV") during the second-stage standard-of-care surgery (adding minimal additional time to the surgical procedure). Preliminary data revealed that several indices of right ventricular function show suggestions of either improvement or prevention of deterioration over one year following surgery. Heart transplant-free survival for patients who received Lomecel-B™ intracardiac injection is favorable as compared to historical controls for survival. The improvement in HLHS survival following the Phase 1 ELPIS I clinical trial resulted in acceptance by the American Heart Association (“AHA”) for a poster presentation at an AHA meeting in November 2023. The ELPIS I trial showed 100 percent transplant-free survival in children up to 5 years of age after receiving Lomecel-B™, compared to a 20 percent mortality rate observed from historical control data.

Based on these findings, the U.S. Food and Drug Administration (the “FDA”) granted Lomecel-B™ Rare Pediatric Disease (RPD”) Designation, Orphan Drug Designation (“ODD”), and Fast Track Designation for treatment of infants with HLHS. On September 3, 2024, Longeveron announced a positive Type C meeting with the FDA supporting the advancement of Lonecel-B™. Longeveron is currently conducting a controlled Phase 2b trial (“ELPIS II”) to compare the effects of Lomecel-B™ as an adjunct therapeutic versus standard-of-care (HLHS surgery alone). We hope that a positive outcome could add to the clinical data suggesting the functional and clinical benefit of Lomecel-B™ as part of standard-of-care treatment in HLHS patients. As a result of the Type C meeting, we reached foundational alignment with the FDA on the primary endpoint and secondary endpoints for ELPIS II. The FDA confirmed that, with several conditional requirements (including submission of a prespecified Statistical Analysis Plan and a Chemistry, Manufacturing and Controls readiness plan to the FDA for prior review), ELPIS II is pivotal, and, if positive, acceptable for Biological License Application (BLA) submission for full traditional approval.

1.
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

The study demonstrated positive results. The established safety profile of Lomecel-B™ for single and multiple dosing regimens was demonstrated in study data that showed no incidence of hypersensitivity or infusion-related reactions, there were no cases of amyloid-related imaging abnormalities (ARIA), and all Lomecel-B™ treatment groups met the safety primary endpoint and showed slowing/prevention of disease worsening relative to placebo. There were statistically significant improvements in the secondary efficacy endpoint, composite AD score (“CADS”) for both the low-dose Lomecel-BTM group and the pooled treatment groups compared to placebo. Other doses also indicated promising results in slowing/prevention of disease worsening. Additionally, a statistically significant improvement versus placebo was observed in the Montreal cognitive assessment (“MoCA”) and in the activity of daily living observed by a caregiver and measured by Alzheimer’s disease Cooperative Study Activities of Daily Living (“ADCS-ADL”). The study indicated potential preservation of brain volumes in some but not all AD related areas of brain. Brain magnetic resonance imaging ("MRI") results demonstrated a 49% reduction in brain volume loss and improvement in cerebral blood flow.

The results of the CLEAR MIND trial were accepted for oral presentation in the Featured Research Session at the 2024 Alzheimer’s Association International Conference (“AAIC”) in July 2024. The MRI results from this trial also were accepted for poster presentation at AAIC. These findings support both the safety and potential therapeutic benefit of Lomecel-BTM in managing mild AD, and we believe lays the groundwork for subsequent trials in this indication. Based on these results, the FDA granted Regenerative Medicine Advanced Therapeutics (RMAT) Designation on July 9, 2024, and Fast Track designation on July 17, 2024, to Lomecel-B™ for the treatment of mild AD.

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

•
Execution of ELPIS II, a Phase 2b randomized controlled trial set forth in greater detail below, to measure the efficacy of Lomecel-B™ in HLHS. This trial is ongoing and is being conducted in collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”) through grants from the NIH.
•
Continue to pursue the therapeutic potential of Lomecel-B™ in mild AD. We completed a Phase 2a trial, the (“CLEAR MIND Trial”), which demonstrated the potential benefits of Lomecel-B™ over placebo to maintain cognitive function and slow deterioration of brain structure atrophy, with no safety issues observed. Specifically, the safety primary endpoint was met, and the trial demonstrated a statistical significance in the secondary CADS endpoint. Overall, in Lomecel-B™ groups, brain MRI demonstrated whole brain volume loss slowed accompanied by significant preservation of left hippocampal volume relative to placebo. We plan to continue to analyze the data in order to further develop our clinical development strategy. Our objective is to forge strategic collaborations, consider potential partnerships, or pursue other available pathways or opportunities for the advancement of Lomecel-B™ in addressing AD.
•
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
•
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
•
Collaborative arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, or other collaboration agreements for the purpose of eventually commercializing Lomecel-B™ and other products domestically and internationally if appropriate approvals are obtained.
•
Product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we intend to actively explore promising potential additions to our pipeline.
•
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

Clinical Development Pipeline in 2024

We are currently in clinical development of a single product, Lomecel-B™ for three potential indications:

Figure 1: Lomecel-B™ clinical development pipeline

* Not currently active for 2024

Hypoplastic Left Heart Syndrome (HLHS). The FDA granted Lomecel-B™ for the treatment of HLHS a Rare Pediatric Disease (“RPD”) Designation (on November 8, 2021), Orphan Drug Designation (“ODD”) (on December 2, 2021), and Fast Track Designation (on August 24, 2022). HLHS is a rare congenital heart condition affecting approximately 1,000 newborns in the US annually. HLHS is a birth defect that affects normal blood flow through the heart. As the baby develops during pregnancy, the left side of the heart does not form correctly so that babies are born with a single ventricle. It is one type of congenital heart defect present at birth. Because a baby with this defect needs surgery or other procedures soon after birth, HLHS is considered a critical congenital heart defect. To prevent certain death shortly after birth, these babies undergo a series of three heart surgeries (staged surgical palliation) that reconfigures the single RV) to support systemic circulation. Despite these life-saving surgeries, HLHS patients nevertheless still have high early mortality and morbidity rates due primarily to heart failure.

We are currently conducting a Phase 2b clinical trial (ELPIS II) under FDA IND 017677. ELPIS II is a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate Lomecel-B™ as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery which is typically performed at 4-6 months after birth. The primary objective is to evaluate change in right ventricular ejection fraction after Lomecel-B™ treatment versus standard-of-care surgery alone (38 subjects total: 19 per arm) at 12 months. This trial is more than 80% enrolled and is funded in part by the NHLBI/NIH. Enrollment completion is currently targeted for the end of 2024. However, given the relatively small patient population, clinical trial enrollment timing for rare diseases like HLHS is difficult to predict and full enrollment may occur in the first quarter of 2025.

ELPIS II is a next-step trial to our completed 10-patient open-label Phase 1 trial (ELPIS I) under the same IND. This Phase 1 trial was designed to evaluate the safety and tolerability of Lomecel-B™ as an adjunct to the second-stage HLHS surgery, and to obtain preliminary evidence of Lomecel-B’s effect to support a next-phase trial. The primary safety endpoint was met: no major adverse cardiac events (“MACE”) or treatment-related infections during the first month post-treatment, and no triggering of stopping rules. Furthermore, fluid-based and imaging biomarker data supported multiple potentially relevant mechanisms-of-action of Lomecel-B™, and the potential to improve post-surgical heart function. In addition to the 12-month follow-up evaluation on ELPIS, we continue to follow these patients on an annual basis for the survival status As of September 2024, all 10 patients have survived (100%), seven of the patients have reached the age of five and have successfully undergone the third-stage surgery, and two of them have reached the age of six years old, all without the need for a heart transplantation. Based on historical data, the incidence of interstage attrition between the Glenn operation (Stage 2) and Fontan (Stage 3) ranges from 6% to 12% with the most common cause of death being RV dysfunction. Longer-term follow-up studies showed that the transplant-free survival to age 15 is only approximately 50 % in these patients.

We have filed patent applications relating to the administration of mesenchymal stem cells for treating HLHS in Australia, the Bahamas, Canada, China, the European Patent Office, Japan, South Korea, Taiwan, and the United States.

Alzheimer’s disease. AD, a devastating neurologic disease leading to cognitive decline, currently has limited therapeutic options. An estimated 6.7 million Americans aged 65 and older have AD, and this number is projected to more than double by 2060. Lomecel-B™ treated patients showed an overall slowing/prevention of disease worsening compared to placebo in the completed Phase 2a study (CLEAR MIND Trial) as previously detailed in this report and met its primary endpoint of safety. These results are consistent with those of our earlier Phase I study2. Based on these results, the FDA granted RMAT Designation and Fast Track designation to

Lomecel-B™ for the treatment of mild AD. As previously indicated, we intend to forge strategic collaborations, consider potential partnerships, or pursue other available pathways or opportunities for the advancement of Lomecel-B™ in addressing AD.

2.
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

We have previously completed two U.S. clinical trials under FDA IND 016644. One is a multicenter, randomized, placebo-controlled Phase 2b trial which showed that a single infusion of Lomecel-B™ significantly improved 6-Minute Walk Test (“6MWT”) distance 9 months after infusion (although results were inconclusive at six months after infusion), and also showed a dose-dependent increase in 6MWT distance 6 months after infusion. The second is a multicenter, randomized, placebo-controlled Phase 1/2 trial (“HERA Trial”) intended primarily to evaluate safety, and explore the effect Lomecel-B™ may have on specific biomarkers of immune system function in older, frail individuals receiving the high dose influenza vaccine, as well as to evaluate the potential effects of Lomecel-B™ on signs and symptoms of Aging-related Frailty. Results from this study showed that Lomecel-B™ was generally safe and well tolerated in patients with Aging-related Frailty. Additionally, hemagglutinin inhibition (“HAI”) assay results in the Lomecel-B™ and placebo groups to influenza were not statistically different, indicating Lomecel-B™ does not suppress the immune system.

We have filed patent applications relating to the administration of MSC for Aging-related Frailty in Australia, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, Singapore, South Korea, New Zealand, South Africa, Taiwan, the Bahamas and United States.

Components of Our Results of Operations

Revenue

We have generated revenue from three sources:

•
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
•
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
•
Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities. In February 2024, we entered into our first manufacturing services contract with Secretome Therapeutics.

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

Income Taxes

No provision for income taxes has been recorded for the years ended December 31, 2024 and 2023. We may incur income taxes in the future if we have earnings. At this time the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Increase
	2024	2023	(Decrease)
Revenues	$773	$150	$623
Cost of revenues	91	96	(5)
Gross profit	682	54	628
Expenses
General and administrative	3,125	3,372	(247)
Research and development	2,206	1,843	363
Total operating expenses	5,331	5,215	116

Loss from operations	(4,649)	(5,161)	512
Other income	230	55	175
Net loss	$(4,419)	$(5,106)	$687

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended September 30, 2024 and 2023 were $0.8 million and $0.2 million, respectively. This represents an increase of $0.6 million, or 415%, in 2024 compared to 2023, driven primarily by an increased participant demand for our Bahamas Registry Trial and the addition of our manufacturing services contract.

Clinical trial revenue from the Bahamas Registry Trial, for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.1 million, respectively, reflecting an increase of $0.1 million, or 40%, due to increased participant demand. Contract manufacturing revenue for the three months ended September 30, 2024 was $0.6 million, generated from our manufacturing services contract.

Related cost of revenues was $0.1 million for the three months ended September 30, 2024 and 2023. This resulted in a gross profit of approximately $0.7 million for the three months ended September 30, 2024, an increase of $0.6 million, or greater than 100%, compared to a gross profit of less than $0.1 million in 2023.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2024 decreased to approximately $3.1 million, compared to $3.3 million for the same period in 2023. This decrease of approximately $0.2 million, or 7%, was primarily due to lower legal and other administrative expenses, partially offset by higher stock compensation costs in 2024.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2024 increased to approximately $2.2 million from approximately $1.8 million for the same period in 2023. The increase of $0.4 million, or 20%, was primarily due to $0.5 million of higher compensation and benefit costs and $0.3 million in additional equity-based compensation expenses allocated to research and development expenses. These increases were partially offset by a $0.6 million decrease in expenses related to the now-completed CLEAR MIND Alzheimer’s disease clinical trial, as well as reduced costs for the Aging-related frailty clinical trial following our decision to discontinue trial activities in Japan.

Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended September 30,
	2024	2023
Employee compensation and benefits	$853	$384
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	441	1,019
Depreciation	178	176
Supplies and costs to manufacture Lomecel-B™	110	64
Equity-based compensation	464	141
Amortization	56	56
Travel	25	3
Other activities	79	-
	$2,206	$1,843

Other Income (Expense): Other income for the three months ended September 30, 2024 was $0.2 million, primarily consisting of interest earned on money market funds. Other income for the three months ended September 30, 2023 was less than $0.1 million.

Net Loss: Net loss decreased to approximately $4.4 million for the three months ended September 30, 2024 from $5.1 million for the same period in 2023. This decrease of $0.7 million, or 13%, was due to the factors outlined above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Increase
	2024	2023	(Decrease)
Revenues	$1,789	$646	$1,143
Cost of revenues	435	423	12
Gross profit	1,354	223	1,131
Expenses
General and administrative	7,447	8,902	(1,455)
Research and development	6,148	6,910	(762)
Total operating expenses	13,595	15,812	(2,217)

Loss from operations	(12,241)	(15,589)	3,348
Other income	349	204	145
Net loss	$(11,892)	$(15,385)	$3,493

Revenues, Cost of Revenues and Gross Profit: Revenues for the nine months ended September 30, 2024 and 2023 were $1.8 million and $0.6 million, respectively. This represents an increase of $1.1 million, or 177%, in 2024 compared to 2023, primarily driven by increased participant demand for our Bahamas Registry Trial and our manufacturing services contract.

Clinical trial revenue, derived from the Bahamas Registry Trial, for the nine months ended September 30, 2024 and 2023 was $1.0 million and $0.6 million, respectively. This increase of $0.4 million, or 67%, for the nine months ended September 30, 2024 was due to higher participant demand. Contract manufacturing revenue for the nine months ended September 30, 2024 was $0.8 million, generated from our manufacturing services contract.

Related cost of revenues was $0.4 million for the nine months ended September 30, 2024 and 2023. This resulted in a gross profit of approximately $1.3 million for the nine months ended September 30, 2024, an increase of $1.1 million, or 506%, compared to a gross profit of $0.2 million in 2023.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2024 decreased to approximately $7.4 million, compared to $8.9 million for the same period in 2023. This decrease of approximately $1.5 million, or 16%, was primarily due to lower personnel expenses as a result of reduced severance, legal and other administrative expenses, partially offset by higher stock compensation costs in 2024.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2024 decreased to approximately $6.1 million, from approximately $6.9 million for the same period in 2023. This decrease of $0.8 million, or 11%, was primarily driven by a reduction of $1.8 million in expenses related to the completed CLEAR MIND Alzheimer’s disease clinical trial, reduced costs for the Aging-related frailty clinical trial following our decision to discontinue trial activities in Japan, and a $0.4 million decrease in supply costs. These reductions were partially offset by $1.1 million in higher compensation and benefit costs and a $0.2 million increase in equity-based compensation expenses allocated to research and development . Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Nine Months Ended September 30,
	2024	2023
Employee compensation and benefits	$2,531	$1,421
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	1,671	3,499
Depreciation	548	542
Equity-based compensation	677	418
Supplies and costs to manufacture Lomecel-B™	254	619
Amortization	168	168
Travel	97	11
Other activities	202	232
	$6,148	$6,910

Other Income (Expense): Other income for the nine months ended September 30, 2024 was $0.3 million, primarily consisting of interest earned on money market funds and marketable securities. Other income for the same period in 2023 was $0.2 million, primarily due to gains from marketable securities.

Net Loss: Net loss decreased to approximately $11.9 million for the nine months ended September 30, 2024, from $15.3 million for the same period in 2023. This decrease of $3.5 million, or 23%, was due to the factors outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(10,495)	$(15,005)
Net cash (used in) provided by investing activities	(517)	6,622
Net cash provided by (used in) financing activities	28,841	(153)
Change in cash and cash equivalents	$17,829	$(8,536)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2024 was $10.5 million, consisting primarily of our net loss of $11.9 million and payments of $0.2 million in prepaid expenses and other assets, and $0.7 million for accrued expenses. This was partially offset by non-cash expenses of $1.9 million for equity-based compensation and $0.7 million for depreciation and amortization. Net cash used in operating activities for the nine months ended September 30, 2023 was $15.0 million, consisting primarily of our net loss of $15.4 million, payments of $0.6 million in prepaid and other assets and non-operating lawsuit of $1.4 million. This was partially offset by non-cash expenses of $1.6 million in equity-based compensation expenses, $0.7 million in depreciation and amortization, and an increase in accrued expenses of $0.8 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2024 was $0.5 million consisting primarily of the purchases of property and equipment and intangible assets, which was partially offset by the redemption of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2023 was $6.6 million, consisting primarily of proceeds from the sale of marketable securities.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $28.8 million for proceeds from the issuance of common stock of $12.9 million and warrants exercised of $16.2 million, which was partially offset by the payment of taxes upon vesting of RSUs. Net cash used in financing activities for the nine months ended September 30, 2023 was $0.2 million for the payment of taxes upon vesting of RSUs.

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

To date, we have financed our operations primarily through our IPO, public and privately placed equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $132.2 million in gross proceeds from the issuance of equity. At September 30, 2024, the Company had cash and cash equivalents of $22.8 million and working capital of approximately $20.7 million.

Following the capital raises from a registered direct offering and warrant exercises in July 2024 as well as an inducement transaction in September 2024, as detailed below in the section entitled “Capital Raising Efforts”, which resulted in gross proceeds of $15.4 million and net proceeds of $14.0 million after deducting placement agent fees and other deductions for offering expenses as discussed below, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2025 based on our current operating budget and cash flow forecast. However, as a result of our successful Type C meeting with the U.S. FDA in August 2024 with respect to the HLHS regulatory pathway, we have started to ramp up Biologics License Application (BLA) enabling activities as we currently anticipate a potential filing with the FDA in 2026 if the current ELPIS II trial is successful. To the extent that our operating expenses and capital expenditure requirements accelerate in calendar 2025 as a result of these activities, including CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness, there will be a need to increase our current proposed spend and further increase our capital investments. We intend to seek additional financing/capital raises/non-dilutive funding options to support these activities, and current cash projections may be impacted by these ramped up activities and any financing transactions entered into. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. We are actively seeking financing opportunities to extend our cash runaway while taking measures to reduce our cash expenditures as we focus our resources on our primary strategic program in HLHS. These cost saving measures include the discontinuation of our Aging-related Frailty clinical trial in Japan, related staff reductions, and continued prudent management of discretionary spend.

Capital Raising Efforts

On July 10, 2024, certain holders of the June Inducement Warrants exercised the same to purchase an aggregate of 150,000 shares of Class A common stock for cash (the “July 10 warrant exercise”). Accordingly, on July 17, 2024, we issued to the placement agent additional warrants to purchase up to 10,500 shares of Class A common stock, equal to 7.0% of the aggregate number of shares of Class A common stock issued in the July 10 warrant exercise (the “first tranche July ordinary course placement agent warrants”). The first tranche July ordinary course placement agent warrants have substantially the same terms as the private placement agent warrants issued in June, except that the first tranche July ordinary course placement agent warrants have an exercise price of $3.125 per share and expire July 17, 2026. Separately, on July 10, 2024, a holder of Series C Warrants issued in an April 24 inducement letter agreement transaction exercised the same for 50,000 shares of common stock for cash (the "July Series C warrant exercise").

On July 17, 2024, holders of the June Inducement Warrants exercised June Inducement Warrants to purchase an aggregate of 2,319,186 shares of Class A common stock for cash (the “July 17 warrant exercise” and together with the July Series C warrant exercise and the July 10 warrant exercise, collectively, the “July warrant exercises”). Accordingly, on July 24, 2024, we issued to the placement agent additional warrants to purchase up to 162,344 shares of Class A common stock, equal to 7.0% of the aggregate number of shares of Class A common stock issued in the July 17 warrant exercise (the “second tranche July ordinary course placement agent warrants”, and together with the first tranche July ordinary course placement agent warrants, the “July ordinary course placement agent warrants”, and collectively with the July transaction placement agent warrants, the “July placement agent warrants”).

The second tranche July ordinary course placement agent warrants have substantially the same terms as the first tranche July ordinary course placement agent warrants, except that the second tranche July ordinary course placement agent warrants expire July 24, 2026.

The gross proceeds to the Company from the July warrant exercises, inclusive of the payment consideration for such warrants, were approximately $6.3 million, before deducting placement agent fees payable by the Company.

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

In a concurrent private placement (the “July private placement” and together with the July registered direct offering, the “July offering”), we also sold unregistered Class A common stock warrants to purchase up to an aggregate of 2,236,026 shares of our Class A common stock (the “July private placement warrants”). The unregistered July private placement warrants have an exercise price of $3.90 per share, became exercisable on July 19, 2024, and expire on July 20, 2026. Additionally the Company agreed to issue to the placement agent, or its designees, warrants to purchase up to an aggregate of 156,522 shares of Class A common stock (the “July offering placement agent warrants”), equal to 7.0% of the aggregate number of shares of Class A common stock sold in the offering, which have substantially the same terms as the unregistered July private placement warrants, except that the July offering placement agent warrants have an exercise price of $5.0313 per share.

The gross proceeds to the Company from the July offering were approximately $9.0 million, before deducting placement agent fees and other offering expenses payable by the Company.

In September 2024, the Company entered into additional inducement letter agreements with certain holders of its existing Purchaser Warrants issued as part of the Company’s 2021 private placement offering to amend and reduce the exercise price of the Purchaser Warrants to $1.00 per share in consideration for the holders’ cash exercise of all Purchaser Warrants held by such holder on or before September 27, 2024. In connection with the September 2024 inducement transaction, Purchaser Warrants were exercised for 114,077 shares of Class A common stock, resulting in gross proceeds to the Company of $114,077.

Grant Awards

From inception through December 31, 2023, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred or supplies and materials are received. As of September 30, 2024, and December 31, 2023, the amount of unused grant funds that were available for us to draw was approximately $0.1 million.

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

•
advance the clinical development of Lomecel-B™ for the treatment of several disease states and indications;
•
pursue the preclinical and clinical development of other current and future research programs and product candidates;
•
in-license or acquire the rights to other products, product candidates or technologies;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional personnel in research, manufacturing and regulatory and clinical development as well as management personnel;
•
seek regulatory approval for any product candidates that successfully complete clinical development; and
•
expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2025 based on our current operating budget and cash flow forecast. However, as a result of our successful Type C meeting with the U.S. FDA in August 2024 with respect to the HLHS regulatory pathway, we have started to ramp up Biologics License Application (BLA) enabling activities as we currently anticipate a potential filing with the FDA in 2026 if the current ELPIS II trial is successful. To the extent that our operating expenses and capital expenditure requirements accelerate in calendar 2025 as a result of these activities, including CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness, there will be a need to increase our current proposed spend and further increase our capital investments. We intend to seek additional financing/capital raises/non-dilutive funding options to support these activities, and current cash projections may be impacted by these ramped up activities and any financing transactions entered into. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. We are actively seeking financing opportunities to extend our cash runaway while taking measures to reduce our cash expenditures as we focus our resources on our primary strategic program in HLHS. These cost saving measures include the discontinuation of our Aging-related Frailty clinical trial in Japan, related staff reductions, and continued prudent management of discretionary spend.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the progress, costs and results of our clinical trials for our programs for our cell-based therapies, and additional research and preclinical studies in other research programs we initiate in the future;
•
the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs we advance through preclinical and clinical development;
•
our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•
the extent to which we in-license or acquire rights to other products, product candidates or technologies; and
•
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

Contractual Obligations and Commitments

As of September 30, 2024, we have $1.6 million in operating lease obligations and $0 in contract research organization obligations due to the termination of our active master services agreements with third parties that were previously engaged to conduct its clinical trials and manage clinical research programs and clinical development services. This termination was due to the Company’s decision to discontinue trial activities in Japan. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risks from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 10-K.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of September 30, 2024, the Company is not aware of any legal proceedings or material developments requiring disclosure.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (d)
July 1-31, 2024	949	$1.57	-	-
August 1-31, 2024	109,312	2.46	-	-
September 1-30, 2024	-	-	-	-
Total	110,261	$2.45	-	-

(a)
Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock and performance stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

On July 10, 2024, Rock Soffer, a member of the Company’s Board of Directors, terminated his previously adopted “Rule 10b5-1 trading arrangement.” The trading arrangement, adopted January 11, 2024, and effective January 12, 2024, was intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading arrangement, was set to expire on the earlier of (a) April 17, 2025; (b) completion of the sale of 275,000 shares of Longeveron Class A common stock; (c) notice or awareness of the closing of a tender or exchange offer or a merger, acquisition, reorganization, recapitalization, or comparable transaction for Longeveron in which its capital stock is exchanged or converted; (d) the death, incapacity, bankruptcy, or insolvency of Mr. Soffer; or (e) such other termination in accordance with its terms. During its term, no shares of Longeveron Class A common stock were sold pursuant to the arrangement.

Other than Mr. Soffer, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Form of Common Stock Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 19, 2024

4.2	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 19, 2024

10.1*	Form of Securities Purchase Agreement, incorporated by reference to Exhibit to the Registrant’s Current Report on Form 8-K filed July 19, 2024

10.2	Second Amended and Restated Longeveron Inc. 2021 Incentive Award Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the SEC on May 20, 2024

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: November 12, 2024	/s/ Wa’el Hashad
Mohamed Wa’el Ahmed Hashad
Chief Executive Officer
(principal executive officer)

Date: November 12, 2024	/s/ Lisa A. Locklear
Lisa A. Locklear
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)