Form 10-Q
period 2025-03-31
Longeveron Inc.
filed 2025-05-08
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 13,525,301 shares of Class A common stock, $0.001 par value per share, and 1,484,005 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,327	$19,232
Prepaid expenses and other current assets	919	308
Accounts and grants receivable	29	84
Total current assets	15,275	19,624
Property and equipment, net	2,288	2,449
Intangible assets, net	2,291	2,401
Operating lease asset	793	882
Other assets	201	202
Total assets	$20,848	$25,558
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$367	$99
Accrued expenses	1,647	1,820
Current portion of lease liability	631	623
Deferred revenue	79	40
Total current liabilities	2,724	2,582
Long-term liabilities:
Lease liability	664	824
Other liabilities	302	265
Total long-term liabilities	966	1,089
Total liabilities	3,690	3,671
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2025, and December 31, 2024	—	—
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 13,473,898 shares issued and outstanding at March 31, 2025; 13,407,441 issued and outstanding at December 31, 2024	13	13
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 1,484,005 shares issued and outstanding at March 31, 2025, and December 31, 2024	1	1
Additional paid-in capital	131,762	131,480
Accumulated deficit	(114,618)	(109,607)
Total stockholders’ equity	17,158	21,887
Total liabilities and stockholders’ equity	$20,848	$25,558

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues
Clinical trial revenue	$259	$515
Contract manufacturing lease revenue	6	32
Contract manufacturing revenue	116	1
Total revenues	381	548
Cost of revenues	106	219
Gross profit	275	329

Operating expenses
General and administrative	2,941	2,200
Research and development	2,515	2,219
Total operating expenses	5,456	4,419
Loss from operations	(5,181)	(4,090)
Other income and (expenses)
Other income, net	170	32
Total other income, net	170	32
Net loss	$(5,011)	$(4,058)
Basic and diluted net loss per share	$(0.34)	$(1.61)
Basic and diluted weighted average common shares outstanding	14,950,734	2,513,587

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Net loss	$(5,011)	$(4,058)
Other comprehensive gains:
Net unrealized gains on available-for-sale securities	—	1
Total comprehensive loss	$(5,011)	$(4,057)

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,407,441	$13	1,484,005	$1	$131,480	$(109,607)	$21,887
Class A common stock, issued for RSUs vested	98,761	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(32,304)	—	—	—	(58)	—	(58)
Equity-based compensation	—	—	—	—	340	—	340
Net loss	—	—	—	—	—	(5,011)	(5,011)
Balance at March 31, 2025	13,473,898	$13	1,484,005	$1	$131,762	$(114,618)	$17,158

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	1,025,183	$1	1,485,560	$1	$(100)	$91,823	$(84,984)	$—	$6,741
Conversion of Class B common stock for Class A common stock	1,555	—	(1,555)	—	—	—	—	—	—
Class A common stock, issued for RSUs vested	4,556	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(1,745)	—	—	—	—	(21)	—	—	(21)
Class A common stock, issued for PSUs vested	8,002	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on PSUs vested	(3,268)	—	—	—	—	(17)	—	—	(17)
Collection of stock subscription receivable	—	—	—	—	100	—	—	—	100
Equity-based compensation	—	—	—	—	—	295	—	—	295
Unrealized gain attributable to change in market value of available for sale investments	—	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	—	(4,058)	—	(4,058)
Balance at March 31, 2024	1,034,283	$1	1,484,005	$1	$—	$92,080	$(89,042)	$1	$3,041

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(5,011)	$(4,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	252
Equity-based compensation	340	295
Changes in operating assets and liabilities:
Accounts and grants receivable	55	(67)
Prepaid expenses and other current assets	(610)	(912)
Other assets	1	3
Accounts payable	267	829
Deferred revenue	39	320
Accrued expenses	(172)	249
Operating lease asset and lease liability	(64)	(63)
Other liabilities	37	66
Net cash used in operating activities	(4,697)	(3,086)
Cash flows from investing activities
Proceeds from the sale of marketable securities	—	61
Acquisition of property and equipment	(27)	(16)
Acquisition of intangible assets	(123)	(31)
Net cash (used in) provided by investing activities	(150)	14
Cash flows from financing activities
Payments for taxes on RSUs vested	(58)	(37)
Proceeds from stock subscription receivable	—	100
Net cash (used in) provided by financing activities	(58)	63
Change in cash and cash equivalents	(4,905)	(3,009)
Cash and cash equivalents at beginning of the period	19,232	4,949
Cash and cash equivalents at end of the period	$14,327	$1,940
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs and PSUs into Class A common stock	$(151)	$(97)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Three Month Period Ended March 31, 2025 and 2024

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

Longeveron LLC was formed as a Delaware limited liability company on October 9, 2014, and was authorized to transact business in Florida on December 15, 2014. On February 12, 2021, Longeveron LLC converted its corporate form (the “Corporate Conversion”) from a Delaware limited liability company to a Delaware corporation, Longeveron Inc. (the “Company,” “Longeveron” or “we,” “us,” or “our”). The Company is a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions. The Company operates out of its leased facilities in Miami, Florida.

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

The accompanying interim condensed balance sheet as of March 31, 2025, and the condensed statements of operations, statements of comprehensive loss, statements of changes in stockholders’ equity, and the condensed statements of cash flows for the three months ended March 31, 2025 and 2024, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 28, 2025.

Liquidity:

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $5.0 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, the Company had an accumulated deficit of $114.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

Cash and cash equivalents as of March 31, 2025 were $14.3 million. The Company currently anticipates its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements late into the third quarter of 2025 based on its current operating budget and cash flow forecast. Following a successful Type C meeting with the FDA in August 2024 with respect to the HLHS regulatory pathway, the Company has begun ramping up its BLA enabling activities. The Company currently anticipates a potential BLA filing with the FDA in 2026 if the current ELPIS II trial in HLHS is successful. The Company's operating expenses and capital expenditure requirements will increase throughout calendar 2025 as a result of these activities, including CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness. The Company expects that its current operating plan will require increased spending and additional capital investments to support these initiatives and intends to seek additional financing/capital raises/non-dilutive funding options to support them. Additionally, following a positive Type B meeting with the U.S. FDA in March 2025 with respect to the Alzheimer's disease regulatory pathway, the Company is focused on seeking partnership opportunities and/or non-dilutive funding for the Alzheimer’s disease program, including a proposed single, pivotal, seamless adaptive Phase 2/3 clinical trial. There can be no assurance the Company will be able to attain future financing at terms favorable to the Company or at all.

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

Certain reclassifications have been made to prior period amounts to conform to classifications used in the current period presentation. These reclassifications had no impact on net loss, stockholders’ equity or cash flows as previously reported.

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

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, “Improvements to Income Tax Disclosures”. The amendments in this ASU change disclosure requirements for various items, including effective tax rate reconciliations and cash taxes paid. This ASU is effective for public companies for the financial reporting periods beginning on January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-09 for its financial reporting period beginning on January 1, 2025. The adoption did not have a material impact on its condensed financial statements.

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

Marketable securities:

The Company has no marketable securities at March 31, 2025 and December 31, 2024. Marketable securities at December 31, 2023 consisted of marketable fixed income securities, primarily corporate bonds, as well as U.S. Government and agency obligations which are categorized as available-for-sale securities and are thus marked to market and stated at fair value in accordance with Accounting Standards Codification ("ASC") 820 Fair Value Measurement. These investments are considered Level 1 and Level 2 investments within the ASC 820 fair value hierarchy. The fair value of Level 1 investments, including cash equivalents, money funds and U.S. government securities, are substantially based on quoted market prices. The fair value of corporate bonds is determined using standard market valuation methodologies, including discounted cash flows, matrix pricing and/or other similar techniques. The inputs to these valuation techniques include but are not limited to market interest rates, credit rating of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, maturity, estimated duration and assumptions regarding liquidity and estimated future cash flows. In addition to bond characteristics, the valuation methodologies incorporate market data, such as actual trades completed, bids and actual dealer quotes, where such information is available. Accordingly, the estimated fair values are based on available market information and judgments about financial instruments categorized within Level 1 and Level 2 of the fair value hierarchy. Interest and dividends are recorded when earned. Realized gains and losses on investments are determined by specific identification and are recognized as incurred in the condensed statement of operations. Changes in net unrealized gains and losses are reported in other comprehensive loss and represent the change in the fair value of investment holdings during the reporting period. Changes in net unrealized gains were $0 and approximately $1,000 for the three months ended March 31, 2025 and 2024, respectively.

Accounts and grants receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of March 31, 2025 and December 31, 2024 are deemed to be collectible, and no amount has been recognized for credit losses. In addition, for the clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the clinical trial revenue are recorded to deferred revenue. Advance contract manufacturing payments are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable from customers	$29	$25
National Institutes of Health – Grant	—	59
Total	$29	$84

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected in the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three months ended March 31, 2025 and 2024.

Deferred revenue:

The unearned portion of advanced grant funds, contract manufacturing revenues, and prepayments for clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For both of the three months ended March 31, 2025 and 2024, the Company recognized $0 of funds that were previously classified as deferred revenue.

Revenue recognition:

The Company recognizes revenue when performance obligations related to respective revenue streams are met. For grant revenue, the Company considers the performance obligation met when the grant related expenses are incurred or supplies and materials are received. The Company is paid in tranches pursuant to terms of the related grant agreements, and then applies payments based on regular expense reimbursement submissions to grantors. There are no remaining performance obligations or variable consideration once grant expense reporting to the grantor is complete. For clinical trial revenue, the Company considers the performance obligation met when the participant has received the treatment. The Company usually receives prepayment for these services or receives payment at the time the treatment is provided, and there are no remaining performance obligations or variable consideration once the participant received the treatment. For contract manufacturing revenue, the Company considers the performance obligation met when the contractual obligation and/or statement of work has been satisfied. Additionally, the Company's contract manufacturing agreements include a lease component, under which customers pay a fixed monthly fee per suite to reserve and maintain a dedicated manufacturing suite with one production line. Customers may also secure additional suites based on capacity needs, which are billed at a fixed fee per suite per month. Furthermore, customers pay the Company a fixed fee per month for storage of in-process samples, vialed harvests for training, and in-process samples for product lots. As these arrangements grant customers the right to control the use of an identified space, the Company classifies the suite reservation fees and storage fees as lease revenue in accordance with ASC 842 Leases. Payment terms may vary depending on specific contract terms. In 2024 and the first quarter of 2025, the Company derived 100% of its contract manufacturing revenue from a single customer, resulting in a significant concentration of revenue risk. Should this customer terminate their business relationship, the Company’s contract manufacturing revenue could be materially adversely impacted.

Revenue by source (in thousands):

	Three months ended March 31,
	2025	2024
Clinical trial revenue	259	515
Contract manufacturing lease revenue	6	32
Contract manufacturing revenue	116	1
Total	$381	$548

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

Income taxes:

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three months ended March 31, 2025 and 2024 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination, or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of March 31, 2025 and December 31, 2024, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

Neither the Company’s options nor its restricted stock units (“RSUs”) trade on an active market. Volatility is a measure of the amount by which a financial variable, such as a stock price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Given the Company’s limited historical data, the Company utilizes the average historical volatility of similar publicly traded companies that are in the same industry. The risk-free interest rate is the average U.S. treasury rate (having a term that most closely approximates the expected life of the option) for the period in which the option was granted. The expected life is the period of time that the stock options granted are expected to remain outstanding. Options granted have a maximum term of ten years. The Company had insufficient historical data to utilize in determining its expected life assumptions and, therefore, uses the simplified method for determining expected life.

3. Money market funds and fair value measurement

The following is summary of money market funds that the Company measures at fair value (in thousands):

	Fair Value at March 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,949	$—	$—	$6,949
Accrued income	24	—	—	24
Total money market funds	$6,973	$—	$—	$6,973

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,877	$—	$—	$6,877
Accrued income	25	—	—	25
Total money market funds	$6,902	$—	$—	$6,902

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of March 31, 2025 and December 31, 2024, the Company reported accrued interest receivable related to money market funds of less than $0.1 million. These amounts are recorded in other assets on the condensed balance sheets and are not included in the carrying value of the money market funds.

4. Property and equipment, net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	March 31, 2025	December 31, 2024
Leasehold improvements	10 years	$4,402	$4,402
Furniture/Lab equipment	7 years	3,090	3,063
Computer equipment	5 years	120	120
Software/Website	3 years	38	38
Total property and equipment		7,650	7,623
Less accumulated depreciation and amortization		5,362	5,174
Property and equipment, net		$2,288	$2,449

Depreciation and amortization expense amounted to approximately $0.2 million for the three-month periods ended March 31, 2025 and 2024.

5. Intangible assets, net

Major components of intangible assets as of March 31, 2025, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,188)	$855
Patent costs		1,394	(177)	1,217
Trademark costs		219	—	219
Total		$3,656	$(1,365)	$2,291

Major components of intangible assets as of December 31, 2024, are as follows:

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,132)	$911
Patent costs		1,273	—	1,273
Trademark costs		217	—	217
Total		$3,533	$(1,132)	$2,401

Amortization expense related to intangible assets amounted to approximately $0.2 million and $0.1 million for the three-month periods ended March 31, 2025 and 2024, respectively.

Future amortization expense for intangible assets, including license agreements and patent costs as of March 31, 2025 is as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$216
2026	166
2027	125
2028	125
2029	125
Thereafter	1,315
Total	$2,072

6. Leases

The Company records a right-of-use operating lease asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of March 31, 2025, the operating lease asset and lease liability were approximately $0.8 million and $1.3 million, respectively. As of December 31, 2024, the operating lease asset and lease liability were approximately $0.9 million and $1.4 million, respectively.

Future minimum payments under the operating leases as of March 31, 2025, are as follows (in thousands):

Year Ending December 31,	Amount
2025 (remaining nine months)	$512
2026	682
2027	169
Total	1,363
Less: Interest (5% discount rate)	(68)
Present value of operating lease liability	$1,295

During each of the three months ended March 31, 2025 and 2024, the Company incurred approximately $0.2 million of total lease costs that are included in the general and administrative expenses in the condensed statements of operations.

7. Stockholders’ Equity

Class A and Class B Common Stock

Holders of Class A common stock generally have rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to five votes per share. The holders of Class B common stock may convert each share of Class B common stock into one share of Class A common stock at any time at the holder’s option. Class B common stock is not publicly tradable.

During the three months ended March 31, 2025, stockholders converted no shares of Class B common stock into shares of Class A common stock. During the year ended December 31, 2024, stockholders converted 1,555 shares of Class B common stock into 1,555 shares of Class A common stock.

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

As part of the Company's 2021 private placement offering of 238,535 shares of Class A common stock, the Company issued warrants to investors to purchase up to an aggregate of 116,935 shares of Class A common stock, equal to the number of shares of Class A common stock purchased by such investor in the offering, at an exercise price of $175.00 per share, which were immediately exercisable, were set to expire five years from the date of issuance, and had certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein (the "Purchaser Warrants"). In addition, the Company granted the underwriters warrants, under similar terms, to purchase 4,679 shares of Class A common stock, at an exercise price of $175.00 per share. The resale of the shares of Class A common stock, and shares underlying the referenced warrants, were registered with the SEC via Form S-1 (File No. 333-261667), which was declared effective by the SEC on December 22, 2021.

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

As part of an October 2023 registered direct offering of 501,821 shares of Class A common stock, the Company issued Series A warrants and Series B warrants to purchase up to 242,425 and 242,425, respectively, shares of Class A common stock. Each series of warrants had an exercise price of $16.50 per share, with the Series A warrants having a term of five and one-half (5.5) years from the date of issuance, and the Series B warrants having a term of eighteen (18) months from the date of issuance. Both the Series A and Series B warrants became exercisable as of December 26, 2023, following stockholder approval. In addition, the Company granted the placement agent warrants, under similar terms, to purchase 16,971 shares of Class A common stock, at an exercise price of $20.625 per share. On November 15, 2023, the Company filed a registration statement with the SEC on Form S-1 (File No. 333-275578) registering the resale these shares of Class A common stock, including the shares issuable upon exercise of the warrants, which was declared effective by the SEC on November 21, 2023.

In April 2024, the Series A Warrants and Series B Warrants were amended to reduce the exercise price to $2.35 per share. The Series A Warrants and Series B Warrants were subsequently exercised in full in April 2024.

As part of a December 2023 registered direct offering of an aggregate of 145,020 shares of Class A common stock, the Company issued warrants to purchase an aggregate of 135,531 shares of Class A common stock. These warrants have an exercise price of $16.20 per share, became immediately issuable upon issuance, and expire on June 22, 2029. In addition, the Company granted the placement agent warrants, under similar terms, to purchase 9,489 shares of Class A common stock, at an exercise price of $21.813 per share. On January 29, 2024, the Company filed a registration statement with the SEC on Form S-1 (File No. 333-276745) registering the resale of the shares of Class A common stock and shares underlying the accompanying warrants, as well as up to 135,531 shares issuable upon the exercise of warrants issued in a concurrent private placement in connection with the December 2023 registered direct offering . The Form S-1 was subsequently amended by the Company on April 16, 2024 and declared effective by the SEC on April 17, 2024.

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

On June 17, 2024, the Company entered into additional inducement letter agreements with the holders of its existing Series D Warrants to exercise the remaining 1,697,891 shares of Class A common stock underlying Series D Warrants that remained outstanding for cash at the exercise price of $2.35 per share in consideration for the Company’s agreement to issue new unregistered Class A common stock warrants (the “June Inducement Warrants”), for payment of $0.125 per new warrant, to purchase up to an aggregate of 3,395,782 shares of Class A common stock at an exercise price of $2.50 per share and which were immediately exercisable upon issuance and have a term of twenty-four (24) months from the issuance date.

The Company also issued to the placement agent or its designees as compensation, (i) warrants to purchase up to 118,852 shares of Class A common stock, equal to 7.0% of the aggregate number of shares of Class A common stock issued upon exercise of the warrants pursuant to the June inducement transaction and (ii) warrants to purchase up to an aggregate of 49,130 shares of Common Stock, equal to 7.0% of the aggregate number of shares of Common Stock issued upon exercise of certain Series D warrants prior to the inducement transaction, which had substantially the same terms as the June Inducement Warrants, except that the warrants exercisable for 118,852 shares had an exercise price of $3.25 per share and the warrants exercisable for 49,130 shares had an exercise price of $2.9375 per share, respectively (collectively, the “June placement agent warrants”).

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

On July 18, 2024, the Company entered into a securities purchase agreement with institutional and accredited investors relating to the registered direct offering and sale of an aggregate of 2,236,026 shares of our Class A common stock at a purchase price of $4.025 per share of Class A common stock and associated warrant (the “July registered direct offering”). In a concurrent private placement (the “July private placement” and together with the July registered direct offering, the “July offering”), the Company also sold unregistered Class A common stock warrants to purchase up to an aggregate of 2,236,026 shares of our Class A common stock (the “July private placement warrants”). The unregistered July private placement warrants have an exercise price of $3.90 per share, became exercisable on July 19, 2024, and expire on July 20, 2026. In addition, the Company granted the placement agent warrants, under similar terms, to purchase 156,522 shares of Class A common stock, at an exercise price of $5.0313 (the “July offering placement agent warrants”). The gross proceeds to the Company from the July offering were approximately $9.0 million, before deducting placement agent fees and other offering expenses payable by the Company. A registration statement was filed with the SEC on Form S-1 (File No. 333-281299) and declared effective on August 12, 2024, registering the resale of an aggregate of 2,565,392 shares of Class A common stock issuable upon exercise of certain warrants, including those issuable upon the exercise of the July private placement warrants, the July offering placement agent warrants issued to Wainwright, or its designees, and the July ordinary course placement agent warrants issued to Wainwright, or its designees.

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

Summary of Warrants Outstanding

As of March 31, 2025, warrants exercisable for an aggregate of up to 6,802,668 shares of the Company’s Class A common stock remain outstanding. This includes:

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

RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date and a tax liability is calculated based on each individual’s tax bracket. During the three months ended March 31, 2025, a total of 98,761 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 32,304 Class A common stock shares to satisfy employee tax liabilities. During the year ended December 31, 2024, a total of 566,904 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 142,306 Class A common stock shares to satisfy employee tax liabilities. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan. Each RSU grant made during the three months ended March 31, 2025 and during 2024 is expensed ratably over its respective vesting period, with prorated adjustments made as needed to align with grant dates and the applicable service periods.

As of March 31, 2025, and December 31, 2024, the Company had 731,440 and 806,001, respectively of RSUs outstanding (unvested).

RSU activity for the three months ended March 31, 2025, was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2024	806,001
RSU granted	42,200
RSUs vested	(98,761)
RSU expired/forfeited	(18,000)
Outstanding (unvested) at March 31, 2025	731,440

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of options is equal to the fair market value of the Company’s Class A common stock as of the grant date. Options historically granted have generally become exercisable over three or four years and expire ten years from the date of grant.

As of March 31, 2025,other than one award, discussed below, granted to the Company's CSO, the actual issuance of which is contingent on the approval of a stockholder proposal at the Company's annual meeting in June 2025 allowing for additional shares into the 2021 Incentive Plan, there have been no stock options granted during 2025 under the 2021 Incentive Plan. The fair value of the options issued during 2024 were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility ranging from 79%- 95%; and risk-free interest rate based on the grant date ranging from of 3.79 % to 4.52%. Each option grant made during 2024 is being expensed ratably over the option vesting periods, with prorated adjustments made as needed to align with grant dates and applicable service period.

As of March 31, 2025 and December 31, 2024, the Company has recorded issued and outstanding options to purchase a total of 121,186 shares of Class A common stock, pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $15.09 per share.

For the three months ended March 31, 2025:

Number of Stock Options
Stock options vested (based on ratable vesting)	41,429
Stock options unvested	79,757
Total stock options outstanding at March 31, 2025	121,186

For the year ended December 31, 2024:

Number of Stock Options
Stock options vested (based on ratable vesting)	31,713
Stock options unvested	89,473
Total stock options outstanding at December 31, 2024	121,186

Stock option activity for the three months ended March 31, 2025, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	121,186	$15.09
Options granted	—	—
Options exercised	—	—
Options expired/forfeited	—	—
Outstanding at March 31, 2025	121,186	$15.09

For the three months ended March 31, 2025 and 2024, the equity-based compensation expense amounted to approximately $0.4 million and $0.3 million, respectively, which is included in the research and development and general and administrative expenses in the condensed statements of operations for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the remaining unrecognized RSUs compensation of approximately $1.4 million will be recognized over approximately 1.88 years. The remaining unrecognized stock options compensation of approximately $0.2 million will be recognized over approximately 1.81 years.

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

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its Chief Science Officer (CSO). Under the agreement, the Company has agreed to pay the CSO $265,000 annually. The compensation payments are for scientific knowledge, medical research, technical knowledge, skills, and abilities to be provided by the CSO to further develop the intellectual property rights assigned by the CSO to the Company. This agreement required the CSO to also assign to the Company the exclusive right, title, and interest in any work product developed from his efforts during the term of this agreement. On November 16, 2022, the Company accounted for but had not issued 48,140 RSUs convertible to shares of Class A common stock, with an aggregate value of $207,000 as payment for accrued expenses under a consulting agreement with the CSO. These shares were issued on May 24, 2023. The initial term of the agreement ended on November 22, 2024; however, the Company continues to operate under the same terms on a month-to-month basis until a new agreement is executed.

In addition, the Company entered into a deferred compensation agreement with the CSO to defer payment of the consulting fees earned for services rendered during 2024. The 2024 consulting fees will be paid in the form of a lump sum distribution in February 2027. A similar arrangement has also been entered into for 2025. On March 4, 2025 and April 11, 2025, the Company entered into stock option agreements with the CSO as part of a Cash-for-Equity Program. These agreements represent settlement of (i) approximately $45,000 in previously accrued consulting fees, and (ii) the CSO's 2024 performance bonus of approximately $131,000, respectively. Pursuant to the Company's Cash-for-Equity Program, the CSO elected to receive this amount in the form of options to purchase 71,254 and 184,878 shares of the Company’s Class A Common Stock, respectively. Each award will fully vest on July 1, 2025, provided that stockholder approval has been obtained at the Company's 2025 annual meeting of stockholders, to increase the pool of the shares available for awards under the 2021 Incentive Plan. As of March 31, 2025 and December 31, 2024, the Company had accrued balances due to the CSO of approximately $0.3 million, included in other long-term liabilities and accrued expenses, and less than $0.2 million and $0.1 million, respectively, included in accrued expense and accounts payable in the accompanying condensed balance sheets.

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

Following the initial five-year term, the Secretome Agreement may be renewed for additional successive two-year terms upon the mutual written agreement of the parties. Either party may terminate the agreement for cause and upon notice in the event of a material breach, within (i) 30 days of an uncured material breach that is not a payment default or (ii) 10 days for an uncured payment default. The Secretome Agreement further provides that either party may terminate the agreement at any time upon 90 days’ notice to the other party. In addition, either party may terminate the agreement immediately in the event the other party seeks the protection of any bankruptcy court, becomes insolvent, makes an assignment for the benefit of creditors, or any debarment activity occurs with respect to that party. A force majeure provision also permits termination of the Secretome Agreement upon written notice to the other party as a result of a delay or interference of performance continuing for more than 60 days. The Company is also a party to a Mutual Nondisclosure Agreement with Secretome (the “Nondisclosure Agreement”), by which both parties have agreed to maintain the strict confidentiality of, restrict access to, and not to disclose any intellectual property, trade secrets, business dealings, customers, operations, products, research, clinical data, or other competitively sensitive or proprietary confidential information shared between them, subject to certain customary carve-outs.

For the three months ended March 31, 2025, the Company has earned revenues of $0.1 million under the Secretome Agreement.

Exclusive Licensing Agreements:

UM Agreement

On November 20, 2014, the Company entered into an Exclusive License Agreement with UM (the “UM License”) for the use of certain Aging-related Frailty Mesenchymal Stem Cell (“MSC”) technology rights developed by our CSO at UM. The UM License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how specifically related to the development of the culture-expanded mesenchymal stem cells for Aging-related Frailty used at the Human-induced pluripotent stem cell-derived mesenchymal stem cells (“IMSCs”), all standard operating procedures used to create the IMSCs, and all data supporting isolation, culture, expansion, processing, cryopreservation and management of the IMSCs. The Company is required to pay UM (i) a license issue fee of $5,000, (ii) a running royalty in an amount equal to three percent of annual net sales on products or services developed from the technology, payable on a country-by-country basis beginning on the date of first commercial sale through termination of the UM License Agreement, and which may be reduced to the extent we are required to pay royalties to a third party for the same product or process, (iii) escalating annual cash payments of up to fifty thousand dollars, , subject to offset. The agreement extends for up to 20 years from the last date a product or process is commercialized from the technology and was amended in 2017 to modify certain milestone completion dates as detailed below. In 2021 the license fee was increased by an additional $100,000, to defray patent costs. In addition, the Company issued 110,387 unregistered shares of Class A common stock to UM.

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

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $250,000 to UM, and as of March 31, 2025 and December 31, 2024, we had accrued $12,500 and $50,000 in milestone fees payable to UM, respectively and $0 and $15,000, respectively for patent related reimbursements based on the estimated progress to date.

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

To date, the Company has made payments totaling $5,000 to UM, and as of March 31, 2025, the Company had not yet accrued any milestone fees payable to UM.

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMH MD Holdings, LLC (“JMHMD”), for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay as royalty 1% of the annual net sales of the licensed product(s) used, leased, or sold by or for the licensee or its sub-licensees. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees. In addition, on December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology are being capitalized and amortized as incurred over 20 years. There were no license fees due for March 31, 2025 and December 31, 2024 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

Contingencies – Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of March 31, 2025, the Company is not aware of any legal proceedings or material developments requiring disclosure.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who are eligible upon date of hire. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $76,000 and $46,000 to the Plan during the three months ended March 31, 2025 and 2024, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding equity-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three months ended March 31,
	2025	2024
RSUs	731	8
Stock options	121	42
Warrants	6,803	774
Total	7,655	824

12. Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, and the Company manages its operations as a single operating segment focused on developing regenerative medicines to address unmet medical needs. The company’s measure of segment profit or loss is net loss. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. All material long-lived assets of the Company are located in the United States and Company’s revenues are derived from the United States, the Bahamas and Israel. The total assets of the one reporting segment are disclosed on the condensed balance sheets as of March 31, 2025 and December 31, 2024.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reportable segment:

	Three months ended March 31,
	2025	2024
Revenues(1)	$381	$548
Less:
Cost of revenues	106	219
R&D costs(2)	485	829
G&A costs(3)	1,400	1,415
Personnel costs(4)	3,023	1,838
Other segment items(5)	378	305
Net loss	$(5,011)	$(4,058)

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

The forward-looking statements contained in this 10-Q are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this 10-Q is filed with the Securities and Exchange Commission (the “SEC”). We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of risk factors, may cause results to differ materially from those contained in any forward-looking statement. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. We do not undertake any obligation to update these statements to reflect events or circumstances occurring after the date this 10-Q is filed. In addition, this discussion and analysis should be read in conjunction with our unaudited condensed financial statements and notes thereto included in this 10-Q and the audited condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “2024 Form 10-K”). Operating results are not necessarily indicative of results that may occur in future periods.

Introduction and Overview

We are a clinical stage biotechnology company developing regenerative medicines to address unmet medical needs. Our lead investigational product is Lomecel-B™ (laromestrocel). Longeveron received notice from the World Health Organization (“WHO”) that the name “laromestrocel” for our Lomecel-B™ product has been adopted by the WHO and published in the International Nonproprietary Names (INN) list 132 on February 13, 2025.

Laromestrocel has multiple modes of action that include pro-vascular, pro-regenerative, and anti-inflammatory mechanisms, promoting tissue repair and healing with broad potential applications across a spectrum of disease areas. We are currently pursuing three pipeline indications: Hypoplastic Left Heart Syndrome (“HLHS”), Alzheimer’s disease (“AD”) and Aging-related Frailty. Our mission is to continue to advance the development and regulatory approval of laromestrocel and makes it available to all the patients who may need it.

Financial Overview. Since inception, we have primarily been engaged in organizational activities, including raising capital, and research and development activities. We do not yet have a product that has been approved by the FDA, and have only generated revenues from grants, the Bahamas Registry Trials and contract manufacturing. We have not yet achieved profitable operations or generated positive cash flows from operations. We have incurred recurring losses from operations since our inception, and as of March 31, 2025 we had an accumulated deficit of $114.6 million. We expect to continue to generate operating losses for the foreseeable future.

Cash and cash equivalents as of March 31, 2025 were $14.3 million. We currently anticipate our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements late into the third quarter of 2025 based on our current operating budget and cash flow forecast. Following a successful Type C meeting with the FDA in August 2024 with respect to the HLHS regulatory pathway, we have begun ramping up our BLA enabling activities. We currently anticipate a potential BLA filing with the FDA in 2026 if the current ELPIS II trial in HLHS is successful. Our operating expenses and capital expenditure requirements will increase throughout calendar 2025 as a result of these activities, including CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness. We expect that our current operating plan will require increased spending and additional capital investments to support these initiatives and intend to seek additional financing/capital raises/non-dilutive funding options to support them. Additionally, following a positive Type B meeting with the U.S. FDA in March 2025 with respect to the Alzheimer's disease regulatory pathway, we are focused on seeking partnership opportunities and/or non-dilutive funding for the Alzheimer’s disease program, including a proposed single, pivotal, seamless adaptive Phase 2/3 clinical trial. There can be no assurance we will be able to attain future financing at terms favorable to us or at all.

Operational Overview. With respect to HLHS, we are exploring the possibility that laromestrocel, when administered directly to the myocardium of affected infants, can improve outcomes in this devastating rare pediatric disease. The standard of care in HLHS is a series of three heart surgeries (staged surgical palliation) that reconfigures the single right ventricle to support system circulation. Despite these life-saving surgical interventions, it is estimated that only 50 to 60 percent of affected individuals survive until adolescence. The pro-vascular, pro-regenerative and anti-inflammatory properties of laromestrocel may improve the function of the right ventricle in these infants. A previous Longeveron Phase 1 open-label study indicated that such a benefit may exist when outcomes were compared to historical controls. Longeveron is currently conducting a controlled study to determine the actual benefit of laromestrocel in these patients.

As of May 1, 2025, we have completed five U.S. clinical studies of Lomecel-B™ (laromestrocel): Phase 1 AD, Phase 1 HLHS, Phase 1/2 Aging-related Frailty (“HERA Trial”), Phase 2a AD (CLEAR MIND Trial”), and Phase 2b Aging-related Frailty. We currently have one clinical trial actively enrolling patients: Phase 2b HLHS (“ELPIS II” trial). Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee. The Bahamas Registry Trials may administer Lomecel-B™ (laromestrocel) to eligible participants at private clinics in Nassau for a variety of indications. While Lomecel-B™

(laromestrocel) is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in the Registry Trial.

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

Since the time that we became a publicly traded company in February 2021, we have sold 12,686,240 shares of Class A common stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of March 31, 2025, warrants exercisable for an aggregate of up to 6,802,668 shares of a Company's Class A common stock remain outstanding at exercise prices ranging from $2.35 per share to $175.00 per share.

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

HLHS

Our HLHS program is focused on the potential clinical benefits of laromestrocel as an adjunct therapeutic to standard-of-care HLHS surgery. HLHS is a rare and devastating congenital heart defect in which the left ventricle is severely underdeveloped. As such, babies born with this condition die shortly after birth without undergoing a complex series of reconstructive heart surgeries. Despite the availability of life-saving surgical interventions, clinical studies show that only 50 to 60 percent of affected individuals survive to adolescence. Early clinical study data shows the potential survival benefit of Lomecel-B™ (laromestrocel) for HLHS patients and supports Longeveron’s belief that these data show the potential to alter the treatment landscape for patients with HLHS. We have completed a Phase 1 open-label study (“ELPIS I”)1 that supported the safety and tolerability of Lomecel-B™ (laromestrocel) for HLHS, when directly injected into the functional right ventricle ("RV") during the second-stage standard-of-care surgery (adding minimal additional time to the surgical procedure). Preliminary data revealed that several indices of right ventricular function show suggestions of either improvement or prevention of deterioration over one year following surgery. Heart transplant-free survival for patients who received Lomecel-B™ (laromestrocel) intracardiac injection is favorable as compared to historical controls for survival. The ELPIS I trial showed 100 percent transplant-free survival in children up to 5 years after receiving Lomecel-BTM (laromestrocel), compared to a 20 percent mortality rate observed from historical control data. The improvement in HLHS survival following the Phase 1 ELPIS I clinical trial resulted in scientific presentations at the American Heart Association (“AHA”) in November 2023 and Congenital Heart Surgeons' Society's 51st Annual Meeting in October 2024.

Based on these findings, the U.S. Food and Drug Administration (the “FDA”) granted Lomecel-B™ (laromestrocel) Rare Pediatric Disease (“RPD”) Designation, Orphan Drug Designation (“ODD”), and Fast Track Designation for treatment of infants with HLHS. On September 3, 2024 Longeveron announced a positive Type C meeting with the FDA supporting the advancement of Lomecel-B™ (laromestrocel). Longeveron is currently conducting a controlled Phase 2b trial (“ELPIS II”) to compare the effects of laromestrocel as an adjunct therapeutic versus standard-of-care (HLHS surgery alone). We hope that a positive outcome could add to the clinical data suggesting the clinical benefit of laromestrocel as part of standard-of-care treatment in HLHS patients.

As a result of the Type C meeting, we reached foundational alignment with the FDA on the registrational path to pursue traditional approval for laromestrocel for treatment of HLHS, based on the proposed clinical development program, which includes the ongoing Phase 2b ELPIS II study as the pivotal study to provide primary evidence of effectiveness.

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

Alzheimer’s Disease

In September 2023, we completed our Phase 2a AD clinical trial, known as the CLEAR MIND trial. This trial enrolled patients with mild AD and was designed as a randomized, double-blind, placebo-controlled study across ten U.S. centers. Our primary objective was to assess safety, and we tested three distinct Lomecel-BTM (laromestrocel) dosing regimens against placebo.

The study demonstrated positive results. The established safety profile of laromestrocel for single and multiple dosing regimens was demonstrated in study data that showed no incidence of hypersensitivity or infusion-related reactions, there were no cases of amyloid-related imaging abnormalities (ARIA), and all Lomecel-B™ (laromestrocel) treatment groups met the safety primary endpoint and showed slowing/prevention of disease worsening relative to placebo. There were statistically significant improvements in the secondary efficacy endpoint, composite AD score (“CADS”) for both the low-dose Lomecel-BTM (laromestrocel) group and the pooled treatment groups compared to placebo. Other doses also indicated promising results in slowing/prevention of disease worsening. Additionally, a statistically significant improvement versus placebo was observed in the Montreal cognitive assessment (“MoCA”) and in the activity of daily living observed by a caregiver and measured by Alzheimer’s disease Cooperative Study Activities of Daily Living (“ADCS-ADL”). The study indicated potential preservation of the brain volumes in some but not all AD related areas of brain 39 weeks after treatment commenced. Brain magnetic resonance imaging (“MRI”) results demonstrated a 48% reduction in whole brain volume loss, 62% reduction in hippocampal volume loss, and potential improvement in neuroinflammation in some but not all brain regions via diffusion tensor imaging (DTI).

The results of the CLEAR MIND trial were presented in the Featured Research Session at the 2024 Alzheimer’s Association International Conference (“AAIC”) in July 2024. The brain volume results measured by MRI results from this trial also were presented at the poster presentation at AAIC. These findings support both the safety and potential therapeutic benefit of laromestrocel in managing mild AD, and we believe lays the groundwork for subsequent trials in this indication. Based on these results, the FDA granted Regenerative Medicine Advanced Therapeutics (RMAT) Designation on July 9, 2024, and Fast Track designation on July 17, 2024, to Lomecel-B™ (laromestrocel) for the treatment of mild AD.

Additional data from the CLEAR MIND trial was presented as a late breaking poster presentation at the Clinical Trials on Alzheimer's Disease Conference (“CTAD24”) in October 2024 in Madrid, Spain.

Based on the totality of the evidence, the FDA granted our request for a Type B meeting. On March 20, 2025, Longeveron announced a positive Type B Meeting with the FDA supporting the advancement of Lomecel-B™ (laromestrocel) as a potential treatment for mild AD. As a result of the Type B meeting, we reached foundational alignment with the FDA on the overall study design for a proposed single, pivotal, seamless adaptive Phase 2/3 clinical trial, including proposed AD patient population, proposed placebo control, laromestrocel dose selection and frequency, trial duration, and trial endpoints. To accelerate the pathway to potential approval of laromestrocel for the treatment of mild AD, the FDA agreed to consider a Biologics License Application (BLA) based on positive interim trial results from the planned single study.

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

●

Execution of ELPIS II, a Phase 2b randomized controlled trial set forth in greater detail below, to measure the efficacy of laromestrocel in HLHS. This trial is ongoing and is being conducted in collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”) through grants from the NIH.

●

Continue to pursue the therapeutic potential of laromestrocel in mild AD. We completed a Phase 2a trial, the (“CLEAR MIND Trial”), which demonstrated the potential benefits of Lomecel-B™ (laromestrocel) over placebo to maintain cognitive function and slow deterioration of brain structure atrophy, with no safety issues observed. Specifically, the safety primary endpoint was met across all study groups and the trial demonstrated a statistical significance in the second CADS endpoint. Overall, in Lomecel-B™ (laromestrocel) groups, brain MRI demonstrated whole brain volume loss slowed accompanied by significant preservation of multiple brain regions, including left hippocampal volume relative to placebo. We plan to continue to analyze the data in order to further develop our clinical development strategy. Our objective is to forge strategic collaborations for the advancement of laromestrocel in addressing AD.

●

Limited focus on our international program. In line with the Company’s strategic direction for 2025 and moving forward to focus on HLHS and AD as set forth previously, in April 2024, the Company discontinued its clinical trial in Japan to evaluate Lomecel-B™ (laromestrocel) for Aging-related Frailty. The Company will continue to enroll patients on the Frailty and Cognitive Impairment registry trials in The Bahamas and plans to also launch an Osteoarthritis registry trial.

●

Expand our manufacturing capabilities to commercial-scale production. We operate a current good manufacturing practice (“cGMP”)-compliant manufacturing facility and produce our own product candidates for testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy future commercial demand for potential laromestrocel commercialization.

●

Collaborative arrangements and out-licensing opportunities. We will be opportunistic and consider entering into co-development, out-licensing, or other collaboration agreements for the purpose of eventually commercializing laromestrocel and other products domestically and internationally if appropriate approvals are obtained.

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

Clinical Development Pipeline in 2025

We are currently in clinical development of a single product, Lomecel-B™ for three potential indications:

Figure 1: Lomecel-B™ clinical development pipeline

* Pivotal Phase 2b ELPIS II study

** Not currently active for 2025

Hypoplastic Left Hear Syndrome (HLHS). The FDA granted Lomecel-B™ (laromestrocel) for the treatment of HLHS a Rare Pediatric Disease (“RPD”) Designation (on November 8, 2021), Orphan Drug Designation (“ODD”) (on December 2, 2021), and Fast Track Designation (on August 24, 2022). HLHS is a rare congenital heart condition affecting approximately 1,000 newborns in the US annually. HLHS is a birth defect that affects normal blood flow through the heart. As the baby develops during pregnancy, the left side of the heart does not form correctly so that babies are born with an underdeveloped or absent left ventricle. It is one type of congenital heart defect present at birth. Because a baby with this defect needs surgery or other procedures soon after birth, HLHS is considered a critical congenital heart defect. To prevent certain death shortly after birth, these babies undergo a series of three heart surgeries (staged surgical palliation) that reconfigures the single right ventricle to support systemic circulation. Despite these life-saving surgeries, HLHS patients nevertheless still have high early mortality and morbidity rates due primarily to heart failure.

We are currently conducting an ongoing Phase 2b clinical trial (ELPIS II) under FDA IND 017677. ELPIS II is a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate laromestrocel as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery which is typically performed at 4-6 months after birth. The primary objective is to evaluate change in right ventricular ejection fraction after laromestrocel treatment versus standard-of-care surgery alone (38 subjects total: 19 per arm). This trial has reached approximately 95% enrollment and is funded in part by the NHLBI/NIH. While enrollment completion was initially targeted for the end of 2024, given the relatively small patient population, clinical trial enrollment timing for rare diseases like HLHS is difficult to predict and we anticipate full enrollment will be completed prior to the end of the second quarter of 2025.

ELPIS II is a next-step trial to our completed 10-patient open-label Phase 1 trial (ELPIS I) under the same IND. This Phase 1 trial was designed to evaluate the safety and tolerability of Lomecel-B™ (laromestrocel) as an adjunct to the second-stage HLHS surgery, and to obtain preliminary evidence of Lomecel-B™ (laromestrocel) effect to support a next-phase trial. The primary safety endpoint was met: no major adverse cardiac events (“MACE”) or treatment-related infections during the first month post-treatment, and no triggering of stopping rules. Furthermore, fluid-based and imaging biomarker data supported multiple potentially relevant mechanisms-of-action of Lomecel-B™ (laromestrocel) , and the potential to improve post-surgical heart function.

All ELPIS I patients had completed long-term follow-up, and 100% 5-years post-Glenn survival data were presented by Principal Investigator Dr. Sunjay Kaushal, Cardiovascular and Thoracic Surgery, University of Nevada, Las Vegas at American Heart Association (“AHA”) in November 2023 and Congenital Heart Surgeons' Society's 51st Annual Meeting in October 2024.

We have filed patent applications relating to the administration of Lomecel-B™ (laromestrocel) for treating HLHS in Australia, the Bahamas, Canada, China, the European Patent Office, Japan, Hong Kong, South Korea, Taiwan, and the United States.

Alzheimer’s disease. AD, a devastating neurologic disease leading to cognitive decline, currently has very limited therapeutic options. An estimated 6.7 million Americans aged 65 and older have AD, and this number is projected to more than double by 2060. laromestrocel treated patients showed an overall slowing/prevention of disease worsening compared to placebo in the completed Phase 2a study (CLEAR MIND) as previously detailed in this report and met its primary endpoint of safety. These results are consistent with those of our earlier Phase I study2. Based on these results, in July 2024, the FDA granted RMAT designation and Fast Track designation to Lomecel-B™ (laromestrocel) for the treatment of mild AD. We believe laromestrocel is the only product candidate to be granted RMAT designation for mild AD to date. We intend to forge strategic collaborations, consider potential partnerships, or pursue other available pathways or opportunities for the advancement of laromestrocel in addressing AD.

We have filed patent applications relating to the treatment of AD using laromestrocel in Australia, the Bahamas, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, New Zealand, South Korea, Singapore, South Africa, and the United States. We have also filed another family of patent applications relating to improving Brain Architecture in Alzheimer’s disease using Lomecel-B™ in the Bahamas, Taiwan, in addition to a PCT application.

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

We have previously completed two U.S. clinical trials under FDA IND 016644. One is a multi-center, randomized, placebo-controlled Phase 2b trial which showed that a single infusion of Lomecel-B™ (laromestrocel) significantly improved 6-Minute Walk Test (“6MWT”) distance 9 months after infusion (although results were inconclusive at six months after infusion), and also showed a dose-dependent increase in 6MWT distance 6 months after infusion. The second is a multi-center, randomized, placebo-controlled Phase 1/2 trial (“HERA Trial”) intended primarily to evaluate safety, and explore the effect Lomecel-B™ (laromestrocel) may have on specific biomarkers of immune system function in older, frail individuals receiving the high dose influenza vaccine, as well as to evaluate the potential effects of Lomecel-B™ (laromestrocel) on signs and symptoms of Aging Frailty. Results from this study showed that Lomecel-B™ was generally safe and well tolerated in patients with Aging-related Frailty. Additionally, hemagglutinin inhibition (“HAI”) assay results in the laromestrocel and placebo groups to influenza were not statistically different, indicating laromestrocel does not suppress the immune system.

We have filed patent applications relating to the administration of Lomecel-B™ (laromestrocel) for Aging-related Frailty in Australia, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, Singapore, South Korea, New Zealand, South Africa, Taiwan, the Bahamas and the United States.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, (U.S. GAAP). The preparation of these financial statements requires that we make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience, anticipated results and trends and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. By their nature, these estimates, judgments and assumptions are subject to an inherent degree of uncertainty, and management evaluates them on an ongoing basis for changes in facts and circumstances. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates under different assumptions or conditions. While our significant accounting policies and estimates are described in more detail in the accompanying Notes to the Financial Statements contained in our 2024 Annual Report on Form 10-K filed with the SEC on February 28, 2025, we believe that the following accounting policies are those most critical due to the judgments and estimates used in the preparation of our financial statements.

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

Going Concern Assessment

We have recently faced significant losses over the previous years and expects to incur losses for the foreseeable future. As a result, we have conducted an assessment of our financial condition, including cash flow projections for the next twelve months from the date the financial statements will be issued. Based on this assessment, we have identified potential material uncertainties that could cast substantial doubt on our ability to continue as a going concern. This assessment includes significant assumptions and estimation of uses and forecasts of cash flows in future periods.

To address these uncertainties, we have developed a plan that includes among other things the potential for securing additional financing and non-dilutive funding such as grants. Cost reductions would also be evaluated if needed. The successful execution of these plans is contingent upon various factors some of which may be outside our control.

Given the significant judgment and subjectivity of these estimates involved in assessing the feasibility of these plans and their potential impact on future cash flows, we consider the going concern assessment to be a critical accounting estimate. The financial statements include a disclosure outlining the nature of these uncertainties, the assumptions made by management, and the potential impact on our financial position and performance.

Components of Our Results of Operations

Revenue

We have generated revenue from three sources:

•
The Bahamas Registry Trials. Participants in The Bahamas Registry Trials pay us a fee to receive laromestrocel, imported into The Bahamas, and administered at one of two private medical clinics in Nassau. While laromestrocel is considered an investigational product in The Bahamas, under the approval terms received from the National Stem Cell Ethics Committee, we are permitted to charge a fee for participation in the Registry Trial. The fee is recognized as revenue and is used to pay for the costs associated with manufacturing and testing of laromestrocel, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. laromestrocel is considered an investigational treatment in The Bahamas and is not licensed for commercial sale.
•
Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities. These agreements may include research, process development, and manufacturing services tailored to customer needs. In February 2024, we entered into our first manufacturing services contract with a third-party biotechnology company. Revenue from this contract is recognized over time as the services are provided. Additionally, the customer pays a fixed monthly fee per suite to reserve and maintain a dedicated manufacturing suite and storage space. Additional suites may also be secured based on capacity needs, which are billed at a fixed fee per suite per month
•
Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 our clinical programs have received over $16.0 million in competitive extramural grant awards ($11.5 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the National Institutes of Health, Alzheimer’s Association, and Maryland Stem Cell Research Fund.

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

Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, equity based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including contract research organizations (“CROs") and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

Other Income and Expenses

Interest income consists of interest earned on cash equivalents and marketable securities. We expect our interest income to vary in conjunction with changes in our monthly cash and marketable securities balances. Other income consists of funds earned that are not part of our normal operations. In past years they have been primarily a result of either a higher balance of cash compared to a previous year or tax refunds received for social security taxes as part of a research and development tax credit program.

Income Taxes

No provision for income taxes has been recorded for the three months ended March 31, 2025 and 2024. We may incur income taxes in the future if we have earnings. At this time the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Revenues	$381	$548	$(167)
Cost of revenues	106	219	(113)
Gross profit	275	329	(54)
Expenses
General and administrative	2,941	2,200	741
Research and development	2,515	2,219	296
Total operating expenses	5,456	4,419	1,037

Loss from operations	(5,181)	(4,090)	(1,091)
Other income	170	32	138
Net loss	$(5,011)	$(4,058)	$(953)

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended March 31, 2025 and 2024 were $0.4 million and $0.5 million, respectively. This represents a decrease of $0.1 million, or 30%, in 2025 compared to 2024, driven primarily by a decreased participant demand for our Bahamas Registry Trial, partially offset by an increase of our manufacturing services contract revenue.

Clinical trial revenue from the Bahamas Registry Trial, for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.5 million, respectively, reflecting a decrease of $0.2 million, or 50%, due to decreased participant demand. Contract manufacturing revenue for the three months ended March 31, 2025 and 2024 was $0.1 million and $33,000, reflecting an increase of approximately $0.1 million, or 270%, due to increased activity from our manufacturing services contract.

Related cost of revenues was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024. This resulted in a gross profit of approximately $0.3 million for each of the three months ended March 31, 2025 and 2024, reflecting a flat year-over-year comparison.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2025 increased to approximately $2.9 million compared to $2.2 million for the same period in 2024. The increase of approximately $0.7 million, or 34%, was primarily related to an increase in personnel and related costs, including equity-based compensation.

Research and Development Expenses: Research and development expenses for the three months ended March 31, 2025 increased to approximately $2.5 million from approximately $2.2 million for the same period in 2024. The increase of $0.3 million, or 13%, was primarily driven by a $0.4 million increase in personnel and related costs, including equity-based compensation, a $0.2 million increase in amortization expense related to patent costs and a $0.1 million increase in supplies costs, partially offset by a $0.4 million decrease in clinical trial expense, primarily driven by the absence of costs related to the now-completed CLEAR MIND Alzheimer’s disease clinical trial, as well as the discontinuation of activities related to the Aging-related frailty clinical trial following our decision to discontinue trial activities in Japan.

Research and development expenses consisted primarily of the following items (less those expenses allocated to the cost of revenues for the grants) (in thousands):

	Three Months Ended March 31,
	2025	2024
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	$365	$808
Supplies and costs to manufacture Lomecel-B™	120	21
Employee compensation and benefits	1,341	963
Equity-based compensation	141	90
Depreciation	187	197
Amortization	233	56
Travel	47	25
Other activities	81	59
	$2,515	$2,219

Other Income: Other income for the three months ended March 31, 2025 was $0.2 million, primarily consisting of interest earned on money market funds. Other income for the three months ended March 31, 2024 was less than $0.1 million.

Net Loss: Net loss increased to approximately $5.0 million for the three months ended March 31, 2025 from $4.0 million for the same period in 2024. This increase of $1.0 million, or 23%, was due to the factors outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(4,697)	$(3,086)
Net cash (used in) provided by investing activities	(150)	14
Net cash (used in) provided by financing activities	(58)	63
Change in cash and cash equivalents	$(4,905)	$(3,009)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2025 was $4.7 million, consisting primarily of our net loss of $5.0 million and payments of $0.6 million in prepaid insurance expenses. This was partially offset by non-cash expenses of $0.3 million in equity-based compensation expenses and $0.4 million in depreciation and amortization.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2025 was $0.1 million consisting primarily of additions to intangible assets of $0.1 million.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2025 was less than $0.1 million for the payment of taxes upon vesting of restricted stock units (“RSUs”).

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

To date, we have financed our operations primarily through our IPO, registered and private placement equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $113.0 million in gross proceeds from the issuance of equity. At March 31, 2025, the Company had cash and cash equivalents of $14.3 million and working capital of approximately $12.6 million.

Cash and cash equivalents as of March 31, 2025 were $14.3 million. We currently anticipate our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements late into the third quarter of 2025 based on our current operating budget and cash flow forecast. Following a successful Type C meeting with the FDA in August 2024 with respect to the HLHS regulatory pathway, we have begun ramping up our BLA enabling activities. We currently anticipate a potential BLA filing with the FDA in 2026 if the current ELPIS II trial in HLHS is successful. Our operating expenses and capital expenditure requirements will increase throughout calendar 2025 as a result of these activities, including CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness. We expect that our current operating plan will require increased spending and additional capital investments to support these initiatives and intend to seek additional financing/capital raises/non-dilutive funding options to support them. Additionally, following a positive Type B meeting with the U.S. FDA in March 2025 with respect to the Alzheimer's disease regulatory pathway, we are focused on seeking partnership opportunities and/or non-dilutive funding for the Alzheimer’s disease program, including a proposed single, pivotal, seamless adaptive Phase 2/3 clinical trial. There can be no assurance we will be able to attain future financing at terms favorable to us or at all.

Capital Raising Efforts

Since the time that we became a publicly traded company in February 2021, we have sold 12,686,240 shares of Class A common stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of March 31, 2025, warrants exercisable for an aggregate of up to 6,802,668 shares of a Company's Class A common stock remain outstanding at exercise prices ranging from $2.35 per share to $175.00 per share.

Grant Awards

From inception through December 31, 2024, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred or supplies and materials are received. As of March 31, 2025, and December 31, 2024, the amount of unused grant funds that were available for us to draw was $0 and approximately $0.1 million, respectively.

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

Specifically, we will incur expenses to:

•
advance the clinical development of laromestrocel for the treatment of several disease states and indications;
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

As indicated above, based on our current operating budget, cash flow forecast, and ramp up of BLA enabling activities, our operating expenses and capital expenditure requirements are expected to increase throughout calendar 2025, and there will be a need to increase our current proposed spend and further increase our capital investments, for which we intend to seek additional financing and non-dilutive funding options. There can be no assurance we will be able to attain future financing at terms favorable to us or at all.

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

Contractual Obligations and Commitments

As of March 31, 2025, we have $1.3 million in operating lease obligations and no CRO payment obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risks from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. While management does not currently believe that the ultimate disposition of these matters will have a material adverse impact on the Company’s results of operations, cash flows, or financial position, litigation is inherently unpredictable and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future results of operations, cash flows or financial condition in a particular period. As of March 31, 2025, the Company is not aware of any legal proceedings or material developments requiring disclosure.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 1-31, 2025	32,304	$1.79	—	—
February 1-28, 2025	—	—	—	—
March 1-31, 2025	—	—	—	—
Total	32,304	$1.79	—	—

(a)
Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: May 8, 2025	/s/ Mohamed Wa’el Ahmed Hashad
Mohamed Wa’el Ahmed Hashad
Chief Executive Officer
(principal executive officer)

Date: May 8, 2025	/s/ Lisa A. Locklear
Lisa A. Locklear
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)