Form 10-Q
period 2025-06-30
Longeveron Inc.
filed 2025-08-13
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 13,694,570 shares of Class A common stock, $0.001 par value per share, and 1,484,005 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,334	$19,232
Prepaid expenses and other current assets	904	308
Accounts and grants receivable	31	84
Total current assets	11,269	19,624
Property and equipment, net	2,258	2,449
Intangible assets, net	2,321	2,401
Operating lease asset	701	882
Other assets	200	202
Total assets	$16,749	$25,558
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$700	$99
Accrued expenses	1,905	1,820
Current portion of lease liability	639	623
Deferred revenue	40	40
Total current liabilities	3,284	2,582
Long-term liabilities:
Lease liability	501	824
Other liabilities	308	265
Total long-term liabilities	809	1,089
Total liabilities	4,093	3,671
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2025, and December 31, 2024	—	—
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 13,624,311 shares issued and outstanding at June 30, 2025; 13,407,441 issued and outstanding at December 31, 2024	13	13
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 1,484,005 shares issued and outstanding at June 30, 2025, and December 31, 2024	1	1
Additional paid-in capital	132,288	131,480
Accumulated deficit	(119,646)	(109,607)
Total stockholders’ equity	12,656	21,887
Total liabilities and stockholders’ equity	$16,749	$25,558

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues
Clinical trial revenue	$298	$287	$557	$802
Contract manufacturing lease revenue	6	159	12	191
Contract manufacturing revenue	12	22	128	23
Total revenues	316	468	697	1,016
Cost of revenues	170	124	276	343
Gross profit	146	344	421	673

Operating expenses
General and administrative	2,589	2,122	5,530	4,322
Research and development	2,954	1,722	5,469	3,941
Total operating expenses	5,543	3,844	10,999	8,263
Loss from operations	(5,397)	(3,500)	(10,578)	(7,590)
Other income and (expenses)
Other income, net	369	87	539	119
Total other income, net	369	87	539	119
Net loss	$(5,028)	$(3,413)	$(10,039)	$(7,471)
Deemed dividend – warrant inducement offers	—	(8,501)	—	(8,501)
Net loss attributable to common stockholders	$(5,028)	$(11,914)	$(10,039)	$(15,972)
Basic and diluted net loss per share	$(0.33)	$(1.83)	$(0.67)	$(3.54)
Basic and diluted weighted average common shares outstanding	15,013,072	6,509,881	14,982,075	4,511,734

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(5,028)	$(3,413)	$(10,039)	$(7,471)
Other comprehensive gains:
Net unrealized gains on available-for-sale securities	—	(2)	—	(1)
Total comprehensive loss	$(5,028)	$(3,415)	$(10,039)	$(7,472)

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,407,441	$13	1,484,005	$1	$131,480	$(109,607)	$21,887
Class A common stock, issued for RSUs vested	352,927	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(136,057)	—	—	—	(191)	—	(191)
Equity-based compensation	—	—	—	—	853	—	853
Cash-for-Equity Program	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(10,039)	(10,039)
Balance at June 30, 2025	13,624,311	$13	1,484,005	$1	$132,288	$(119,646)	$12,656

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2023	1,025,183	$1	1,485,560	$1	$(100)	$91,823	$(84,984)	$—	$6,741
Conversion of Class B common stock for Class A common stock	1,555	—	(1,555)	—	—	—	—	—	—
Class A common stock, issued for RSUs vested	9,714	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(3,501)	—	—	—	—	(26)	—	—	(26)
Class A common stock, issued for PSUs vested	8,002	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on PSUs vested	(3,268)	—	—	—	—	(17)	—	—	(17)
Collection of stock subscription receivable	—	—	—	—	100	—	—	—	100
Equity-based compensation	—	—	—	—	—	525	—	—	525
Unrealized gain attributable to change in market value of available for sale investments	—	—	—	—	—	—	—	(1)	(1)
Class A common stock issued in public offering, net of issuance cost of $1,145	2,212,766	2	—	—	—	4,720	—	—	4,722
Class A common stock issue for warrants exercised, net of issuance cost of $1,359	4,799,488	5	—	—	—	10,333	—	—	10,338
Deemed dividend – warrant inducement offers	—	—	—	—	—	8,501	(8,501)	—	0
Reverse stock split rounding adjustment	66,970	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(7,471)	—	(7,471)
Balance at June 30, 2024	8,116,909	$8	1,484,005	$1	$—	$115,859	$(100,956)	$(1)	$14,911

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	13,473,898	$13	1,484,005	$1	$131,762	$(114,618)	$17,158
Class A Common Stock, issued for RSUs vested	254,166	—	—	—	—	—	—
Class A Common Stock, held for taxes on RSUs vested	(103,753)	—	—	—	(133)	—	(133)
Equity-based compensation	—	—	—	—	513	—	513
Cash-for-Equity Program	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(5,028)	(5,028)
Balance at June 30, 2025	13,624,311	$13	1,484,005	$1	$132,288	$(119,646)	$12,656

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Gain (Loss)	Equity
Balance at March 31, 2024	1,034,283	$1	1,484,005	$1	$—	$92,080	$(89,042)	$1	$3,041
Class A Common Stock, issued for RSUs vested	5,158	—	—	—	—	—	—	—	—
Class A Common Stock, held for taxes on RSUs vested	(1,756)	—	—	—	—	(5)	—	—	(5)
Equity-based compensation	—	—	—	—	—	230	—	—	230
Unrealized loss attributable to change in market value of available for sale investments	—	—	—	—	—	—	—	(2)	(2)
Class A common stock issued in public offering, net of issuance costs of $1,145	2,212,766	2	—	—	—	4,720	—	—	4,722
Class A common stock issued for warrants exercised, net of issuance costs of $1,359	4,799,488	5	—	—	—	10,333	—	—	10,338
Deemed dividend – warrant inducement offers	—	—	—	—	—	8,501	(8,501)	—	—
Reverse stock split rounding adjustment	66,970	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(3,413)	—	(3,413)
Balance at June 30, 2024	8,116,909	$8	1,484,005	$1	$—	$115,859	$(100,956)	$(1)	$14,911

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(10,039)	$(7,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684	481
Interest earned on marketable securities	—	60
Equity-based compensation	853	525
Changes in operating assets and liabilities:	—
Accounts and grants receivable	53	(107)
Prepaid expenses and other current assets	(596)	(441)
Other assets	2	(11)
Accounts payable	601	(38)
Deferred revenue	—	(109)
Accrued expenses	232	(547)
Operating lease asset and lease liability	(127)	(127)
Other liabilities	43	133
Net cash used in operating activities	(8,294)	(7,652)
Cash flows from investing activities
Proceeds from the sale of marketable securities	—	350
Acquisition of property and equipment	(188)	(212)
Acquisition of intangible assets	(225)	(177)
Net cash used in investing activities	(413)	(39)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance cost	—	4,722
Proceeds from warrants exercised, net of issuance cost	—	10,338
Proceeds from stock subscription receivable	—	100
Payments for taxes on RSUs vested	(191)	(43)
Net cash (used in) provided by financing activities	(191)	15,117
Change in cash and cash equivalents	(8,898)	7,426
Cash and cash equivalents at beginning of the period	19,232	4,949
Cash and cash equivalents at end of the period	$10,334	$12,375
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs and PSUs into Class A common stock	$(498)	$(108)
Deemed dividend – warrant inducement offers	$—	$8,501
Offering costs in accrued expenses	$—	$86

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Six Month Periods Ended June 30, 2025 and 2024

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

The accompanying interim condensed balance sheet as of June 30, 2025, and the condensed statements of operations, statements of comprehensive loss, statements of changes in stockholders’ equity, and the condensed statements of cash flows for the three and six months ended June 30, 2025 and 2024, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 28, 2025.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $10.0 million and $7.5 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, the Company had an accumulated deficit of $119.6 million. The Company expects to continue to generate operating losses for the foreseeable future.

Cash and cash equivalents as of June 30, 2025 were $10.3 million. As a result of the recently completed financing referenced in Note 13, Subsequent Events, the Company currently anticipates its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2026 based on its current operating budget and cash flow forecast. The Company have been and will remain focused on prudent and efficient capital allocation strategies to advance its development programs, which it believes are highly cost efficient, both intrinsically and relative to other development programs. Following a successful Type C meeting with the FDA in August 2024 with respect to the HLHS regulatory pathway, the Company has begun ramping up its biologics license application ("BLA") enabling activities. The Company currently anticipates a potential BLA filing with the FDA in late 2026 if the current ELPIS II trial in HLHS is successful. With the significant opportunity presented with a potential BLA filing, the Company's operating expenses and capital expenditure requirements are currently expected to increase throughout the remainder of calendar 2025 and in 2026 in large part to address CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness. The Company intends to seek additional financing opportunities, capital raises, as well as non-dilutive funding options to support its operating plans. Additionally, following a positive Type B meeting with the FDA in March 2025 with respect to the Alzheimer's disease regulatory pathway, the Company is focused on seeking partnership opportunities and/or non-dilutive funding for the Alzheimer’s disease program. There can be no assurance the Company will be able to attain future financing at terms favorable to the Company or at all. In the event the Company is unable to attain the financing needed, it will need to materially revise our current operational plan.

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

Fair Value Measurement:

We measure cash equivalents at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is defined as the price we would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

•
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
•
Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•
Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

Money market funds are highly liquid investments and are classified as Level 1. The pricing information for these assets is readily available and can be independently validated as of the measurement date.

Accounts and Grants Receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of June 30, 2025, and December 31, 2024 are deemed to be collectible, and no amount has been recognized for credit losses. In addition, for the clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the clinical trial revenue are recorded to deferred revenue. Advance contract manufacturing payments are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable from customers	$31	$25
National Institutes of Health – Grant	—	59
Total	$31	$84

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

Intangible Assets:

Intangible assets include payments on license agreements with the Company’s co-founder and Chief Science Officer (“CSO”) and the University of Miami (“UM”) (see Note 9) and legal costs incurred related to patents and trademarks. License agreements have been recorded at the value of cash consideration, common stock and membership units transferred to the respective parties when acquired.

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected in the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and six months ended June 30, 2025 and 2024.

Deferred revenue:

The unearned portion of advanced grant funds, contract manufacturing revenues, and prepayments for clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For the six months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million, respectively, of funds that were previously classified as deferred revenue.

Revenue recognition:

The Company recognizes revenue when performance obligations related to respective revenue streams are met. For grant revenue, the Company considers the performance obligation met when the grant related expenses are incurred or supplies and materials are received. The Company is paid in tranches pursuant to terms of the related grant agreements, and then applies payments based on regular expense reimbursement submissions to grantors. There are no remaining performance obligations or variable consideration once grant expense reporting to the grantor is complete. For clinical trial revenue, the Company considers the performance obligation met when the participant has received the treatment. The Company usually receives prepayment for these services or receives payment at the time the treatment is provided, and there are no remaining performance obligations or variable consideration once the participant received the treatment. For contract manufacturing revenue, the Company considers the performance obligation met when the contractual obligation and/or statement of work has been satisfied. Additionally, the Company's contract manufacturing agreements include a lease component, under which customers pay a fixed monthly fee per suite to reserve and maintain a dedicated manufacturing suite with one production line. Customers may also secure additional suites based on capacity needs, which are billed at a fixed fee per suite per month. Furthermore, customers pay the Company a fixed fee per month for storage of in-process samples, vialed harvests for training, and in-process samples for product lots. As these arrangements grant customers the right to control the use of an identified space, the Company classifies the suite reservation fees and storage fees as lease revenue in accordance with ASC 842 Leases. Payment terms may vary depending on specific contract terms. In 2024 and the first two quarters of 2025, the Company derived 100% of its contract manufacturing revenue from a single customer, resulting in a significant concentration of revenue risk. Should this customer terminate their business relationship, the Company’s contract manufacturing revenue could be materially adversely impacted.

Revenue by source (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Clinical trial revenue	$298	$287	$557	$802
Contract manufacturing lease revenue	6	159	12	191
Contract manufacturing revenue	12	22	128	23
Total	$316	$468	$697	$1,016

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

Income Taxes:

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company recorded no tax provision for the three and six months ended June 30, 2025 and 2024 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination, or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of June 30, 2025 and December 31, 2024, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

3. Money Market Funds and Fair Value Measurement

The following is summary of money market funds that the Company measures at fair value (in thousands):

	Fair Value at June 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$7,021	$—	$—	$7,021
Accrued income	23	—	—	23
Total money market funds	$7,044	$—	$—	$7,044

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,877	$—	$—	$6,877
Accrued income	25	—	—	25
Total money market funds	$6,902	$—	$—	$6,902

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of June 30, 2025 and December 31, 2024, the Company reported accrued interest receivable related to money market funds of less than $0.1 million. These amounts are recorded in other assets on the condensed balance sheets and are not included in the carrying value of the money market funds.

4. Property and Equipment, Net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	June 30, 2025	December 31, 2024
Leasehold improvements	10 years	$4,406	$4,402
Furniture/Lab equipment	7 years	3,247	3,063
Computer equipment	5 years	120	120
Software/Website	3 years	38	38
Total property and equipment		7,811	7,623
Less accumulated depreciation and amortization		5,553	5,174
Property and equipment, net		$2,258	$2,449

Depreciation and amortization expense amounted to approximately $0.2 million for each of the three-month periods ended June 30, 2025 and 2024, and $0.4 million for each of the six- month periods ended June 30, 2025 and 2024 .

5. Intangible Assets, Net

Major components of intangible assets as of June 30, 2025, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,244)	$799
Patent costs		1,491	(193)	1,298
Trademark costs		224	—	224
Total		$3,758	$(1,437)	$2,321

Major components of intangible assets as of December 31, 2024, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,132)	$911
Patent costs		1,273	—	1,273
Trademark costs		217	—	217
Total		$3,533	$(1,132)	$2,401

Amortization expense related to intangible assets amounted to approximately $0.1 million the three-month periods ended June 30, 2025 and 2024 and $0.3 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

Future amortization expense for intangible assets as of June 30, 2025 is as follows (in thousands):

Years Ending December 31,	Amount
2025 (remaining six months)	$144
2026	166
2027	125
2028	125
2029	125
Thereafter	1,412
Total	$2,097

6. Leases

The Company records a right-of-use operating lease asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of June 30, 2025, the operating lease asset and lease liability were approximately $0.7 million and $1.1 million, respectively. As of December 31, 2024, the operating lease asset and lease liability were approximately $0.9 million and $1.4 million, respectively.

Future minimum payments under the operating leases as of June 30, 2025, are as follows (in thousands):

Years Ending December 31,	Amount
2025 (remaining six months)	$341
2026	682
2027	169
Total	1,192
Less: Interest	(53)
Present value of operating lease liability	$1,139

During each of the three months ended June 30, 2025 and 2024, the Company incurred approximately $0.2 million of total lease costs and for the six month periods ended June 30, 2025 and 2024, the Company incurred approximately $0.3 million of total lease costs, respectively, that are included in the general and administrative expenses in the condensed statements of operations.

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

During the six months ended June 30, 2025, stockholders converted no shares of Class B common stock into shares of Class A common stock. During the year ended December 31, 2024, stockholders converted 1,555 shares of Class B common stock into 1,555 shares of Class A common stock.

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

As part of the Company's 2021 private placement offering of 116,935 shares of Class A common stock, the Company issued warrants to investors to purchase up to an aggregate of 116,935 shares of Class A common stock, equal to the number of shares of Class A common stock purchased by such investor in the offering, at an exercise price of $175.00 per share, which were immediately exercisable, were set to expire five years from the date of issuance, and had certain downward pricing adjustment mechanisms, subject to a floor, as set forth in greater detail therein (the "Purchaser Warrants"). In addition, the Company granted the underwriters warrants, under similar terms, to purchase 4,679 shares of Class A common stock, at an exercise price of $175.00 per share. On December 15, 2021, the Company filed a registration statement with the SEC on Form S-1 (File No. 333-261667) registering the resale of an aggregate of 238,549 shares of Class A common stock, including (i) 116,935 shares issued to purchasers in the Company’s 2021 private placement offering; (ii) up to 116,935 shares issuable upon exercise of the Purchaser Warrants; and (iii) 4,679 shares issuable upon exercise of the underwriters warrants issued as part of the 2021 private placement offering. The Form S-1 was declared effective by the SEC on December 22, 2021.

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

As part of an October 2023 registered direct offering of 236,500 shares of Class A common stock at a purchase price of $16.50 per share of common stock and pre-funded warrants to purchase up to 5,925 shares of Class A common stock at a purchase price of $16.49 per pre-funded warrant at a nominal exercise price of $0.01 per share, the Company issued Series A warrants and Series B warrants to purchase up to 242,425 and 242,425, respectively, shares of Class A common stock. Each series of warrants had an exercise price of $16.50 per share, with the Series A warrants having a term of five and one-half (5.5) years from the date of issuance, and the Series B warrants having a term of eighteen (18) months from the date of issuance. Both the Series A and Series B warrants became exercisable as of December 26, 2023, following stockholder approval. In addition, the Company granted the placement agent warrants, under similar terms, to purchase 16,971 shares of Class A common stock, at an exercise price of $20.625 per share. On November 15, 2023, the Company filed a registration statement with the SEC on Form S-1 (File No. 333-275578) registering the resale of an aggregate of 501,821 shares of Class A common stock, including (i) up to 242,425 shares of issuable upon exercise of the Series A Warrants; (ii) up to 242,425 shares issuable upon exercise of the Series B Warrants; and (iii) 16,971 shares issuable upon exercise of warrants granted to the placement agent as part of the October 2023 registered direct offering. The Form S-1 was declared effective by the SEC on November 21, 2023.

In April 2024, the Series A Warrants and Series B Warrants were amended to reduce the exercise price to $2.35 per share. The Series A Warrants and Series B Warrants were subsequently exercised in full in April 2024.

As part of a December 2023 registered direct offering of an aggregate of 135,531 shares of Class A common stock, the Company issued warrants to purchase an aggregate of 135,531 shares of Class A common stock. These warrants have an exercise price of $16.20 per share, became immediately issuable upon issuance, and expire on June 22, 2029. In addition, the Company granted the placement agent warrants, under similar terms, to purchase 9,489 shares of Class A common stock, at an exercise price of $21.813 per share. On January 29, 2024, the Company filed a registration statement with the SEC on Form S-1 (File No. 333-276745) registering the resale of an aggregate of 145,020 shares of Class A common stock, including (i) up to 135,531 shares issuable upon the exercise of warrants issued in a concurrent private placement in connection with the December 2023 registered direct offering and (ii) up to 9,489 shares issuable upon the exercise of warrants granted to the placement agent in connection with the December 2023 registered direct offering. The Form S-1 was subsequently amended by the Company on April 16, 2024 and declared effective by the SEC on April 17, 2024.

On April 8, 2024, the Company commenced a public offering of up to 639,872 shares of the Company’s Class A common stock, along with pre-funded warrants to purchase up to an aggregate 1,572,894 shares of Class A common stock (the “Pre-Funded Warrants”). The shares and Pre-Funded Warrants were sold together with warrants to purchase up to an aggregate of 2,212,766 shares of Common Stock (the “Common Warrants”). The combined public offering price was $2.35 per share and related Common Warrant and $2.349 per Pre-Funded Warrant and related Common Warrant. Subject to certain limitations, the Pre-Funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.001 per share of Class A common stock at any time until all the Pre-Funded Warrants were exercised in full. The Common Warrants were immediately exercisable and expire on April 10, 2029.

As compensation to the placement agent the Company also issued to designees of the placement agent warrants to purchase up to 154,894 shares of Class A common stock, which had substantially the same terms as the Common Warrants, and with an exercise price of $2.9375 per share and a term of five years from the commencement of sales in the offering.

In connection with the offering, the Company also entered into an agreement with a holder of existing warrants to (i) amend the holder’s existing Series A warrants and Series B warrants to reduce the exercise price to $2.35 per share and (ii) amend the expiration date of the Series A Warrants to five and one-half (5.5) years following the closing of the public offering and the Series B warrants to eighteen (18) months following the closing of the public offering, in each case for a payment to the Company of $0.125 per amended warrant.

On April 16, 2024, the Company entered into inducement letter agreements with certain holders of its existing Series A warrants and Series B warrants, and Common Warrants issued on April 10, 2024, whereby the holders agreed to exercise the warrants for cash at the exercise price of $2.35 per share in consideration for payment of $0.125 per new warrant and for the Company’s agreement to issue new unregistered Class A common stock warrants to purchase up to 4,799,488 shares of Class A common stock at an exercise price of $2.35 per share, and which were immediately exercisable upon issuance. The warrants to purchase up to 2,399,744 shares of Class A common stock (the “Series C Warrants”) have a term of five (5) years from the issuance date, and the warrants to purchase up to 2,399,744 shares of Class A common stock (the “Series D Warrants”) have a term of twenty-four (24) months from the issuance date, with all of the Series C Warrants and Series D Warrants being immediately exercisable. All Series D Warrants were exercised in June 2024, pursuant to ordinary course exercise as well as a subsequent inducement transaction.

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

On April 29, 2024, the Company filed a registration statement with the SEC on Form S-1 (File No. 333-278995) registering the resale of an aggregate of 4,967,470 shares of Class A common stock issuable upon exercise of certain warrants, including (i) up to 2,399,744 shares issuable upon the exercise of the Series C Warrants issued in the April 2024 warrant inducement transaction; (ii) up to 2,399,744 shares issuable upon the exercise of the Series D Warrants issued in the April 2024 warrant inducement transaction; and (iii) up to 167,982 shares issuable upon exercise of the warrants issued to the placement agent or its designees in the April 2024 warrant inducement transaction. The Form S-1 was subsequently amended by the Company and declared effective by the SEC on May 21, 2024.

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

Summary of Warrants Outstanding

As of June 30, 2025, warrants exercisable for an aggregate of up to 6,802,668 shares of the Company’s Class A common stock remain outstanding. This includes:

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

8. Equity Incentive Plan

RSUs

As part of the Company’s IPO, the Company adopted and approved the 2021 Incentive Award Plan, which has been subsequently amended and restated three times (as accordingly amended and restated, the “2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to employees and eligible service providers in order to attract, motivate and retain the talent for which the Company competes.

RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date and a tax liability is calculated based on each individual’s tax bracket. During the six months ended June 30, 2025, a total of 352,927 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 136,057 Class A common stock shares to satisfy employee tax liabilities. During the year ended December 31, 2024, a total of 566,904 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 142,306 Class A common stock shares to satisfy employee tax liabilities. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan. Each RSU grant made during the six months ended June 30, 2025 and during 2024 was expensed ratably over its respective vesting period, with prorated adjustments made as needed to align with grant dates and the applicable service periods.

As of June 30, 2025, and December 31, 2024, the Company had 704,817 and 806,001, respectively of RSUs outstanding (unvested).

RSU activity for the six months ended June 30, 2025, was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2024	806,001
RSU granted	331,243
RSUs vested	(352,927)
RSU expired/forfeited	(79,500)
Outstanding (unvested) at June 30, 2025	704,817

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of options is equal to the fair market value of the Company’s Class A common stock as of the grant date. Options historically granted have generally become exercisable over three or four years and expire ten years from the date of grant.

As of June 30, 2025, other than two awards, discussed below, granted to the Company's CSO, there have been no stock options granted during 2025 under the 2021 Incentive Plan. The fair value of the options issued to the Company's CSO were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 5 years; volatility of 75.86%; and risk-free interest rate based on the grant date of 4.02%. The fair value of the options issued during 2024 were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility ranging from 79%-95%; and risk-free interest rate based on the grant date ranging from of 3.79% to 4.52%. Each option grant is being expensed ratably over the option vesting periods, with prorated adjustments made as needed to align with grant dates and applicable service period.

As of June 30, 2025 and December 31, 2024, the Company has recorded issued and outstanding options to purchase a total of 375,618 and 121,186 shares of Class A common stock, respectively, pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $5.77 and $15.09 per share, respectively.

For the six months ended June 30, 2025:

Number of Stock Options
Stock options vested (based on ratable vesting)	47,672
Stock options unvested	327,946
Total stock options outstanding at June 30, 2025	375,618

For the year ended December 31, 2024:

Number of Stock Options
Stock options vested (based on ratable vesting)	31,713
Stock options unvested	89,473
Total stock options outstanding at December 31, 2024	121,186

Stock option activity for the six months ended June 30, 2025, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	121,186	$15.09
Options granted	256,132	1.45
Options exercised	—	—
Options expired/forfeited	(1,700)	17.65
Outstanding at June 30, 2025	375,618	$5.77

For the three months ended June 30, 2025 and 2024, the equity-based compensation expense amounted to approximately $0.5 million and $0.2 million, respectively, and for the six months ended June 30, 2025 and 2024, the equity-based compensation expense amounted to approximately $0.9 million and $0.5 million, respectively, which is included in the research and development and general and administrative expenses in the condensed statements of operations for the three and six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the remaining unrecognized RSUs compensation of approximately $1.2 million will be recognized over approximately 1.65 years. The remaining unrecognized stock options compensation of approximately $0.2 million will be recognized over approximately 1.66 years.

9. Commitments and Contingencies

Master Services and Clinical Studies Agreements:

During 2024, the Company terminated its active master services agreements with third parties that were previously engaged to conduct its clinical trials and manage clinical research programs and clinical development services. This termination was due to the Company’s decision in April 2024 to discontinue trial activities in Japan.

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

In addition, the Company entered into a deferred compensation agreement with the CSO to defer payment of the consulting fees earned for services rendered during 2024. The 2024 consulting fees will be paid in the form of a lump sum distribution in February 2027. A similar arrangement was also entered into for 2025. On March 4, 2025 and April 11, 2025, the Company entered into stock option agreements with the CSO as part of a Cash-for-Equity Program. These agreements represent settlement of (i) approximately $45,000 in previously accrued consulting fees, and (ii) the CSO's 2024 performance bonus of approximately $131,000, respectively. Pursuant to the Company's Cash-for-Equity Program, the CSO elected to receive this amount in the form of options to purchase 71,254 and 184,878 shares of the Company’s Class A Common Stock, respectively. Each award fully vested on July 1, 2025, following stockholder approval at the Company's 2025 annual meeting of stockholders on June 13, 2025, increasing the pool of the shares available for awards under the 2021 Incentive Plan. On July 1, 2025, the Company entered into an additional stock option agreement with the CSO as part of the Cash-for-Equity Program, with such agreement representing settlement of $30,000 in consulting fees earned for services rendered during the three months ended June 30, 2025. Pursuant to the Cash-for-Equity Program, the CSO elected to receive this amount in the form of fully vested options to purchase 49,219 shares of the Company’s Class A Common Stock. As of June 30, 2025 and December 31, 2024, the Company had accrued balances due to the CSO of approximately $0.3 million, included in other long-term liabilities and accrued expenses, and less than $0.1 million and $0.1 million, respectively, included in accrued expense and accounts payable in the accompanying condensed balance sheets.

Manufacturing Services Agreement:

On February 21, 2024, the Company entered into a five-year Supply Agreement with a third-party biotechnology company developing multiple, novel secretomes (“Secretome”), to address a spectrum of diseases driven by pathological processes, to manufacture, test, release, and supply Secretome with cardiac stem cells (the “Product”) to be used in Phase 1 and Phase 2 clinical trials (the “Secretome Agreement”). The Company received an initial start-up payment of $242,400 upon signing of the Secretome Agreement, which was comprised of (a) technology transfer, documentation preparation, training, and testing costs of $210,000, (b) a ten-hour prepayment of project management fees of $2,400, and (c) a first month suite reservation fee of $30,000. The Company will bill Secretome on a variable fee basis for quality control, in process, release, and stability testing service items. For each Product lot, Secretome will pay the Company $55,000 per lot as well as a $30,000 for each additional Product lot in excess of two initial “training run” lots. Secretome will also pay a $30,000 monthly manufacturing suite reservation fee to the Company as well as a $240 per hour hourly fee for project management services.

Secretome has also agreed to compensate the Company for the value of all materials involved in manufacturing and quality control testing the Product, plus a 20 percent markup on these materials. For any outsourced testing, Secretome will be billed directly by the laboratory conducting the testing, plus a fee of $500 per batch payable to the Company. Furthermore, Secretome will pay the Company $2,000 monthly for storage of in-process samples, vialed harvests for training, and in-process samples for Product lots. The Company will receive certain variable payments related to product packing, handling and shipping, with a standard fee of $750, with an increased fee of $1,500 for expedited or special hour service.

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

For the three and six months ended June 30, 2025, the Company has earned revenues of less than $0.1 million and $0.1 million, respectively, under the Secretome Agreement.

Exclusive Licensing Agreements:

UM Agreements

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

The milestone payment amendments shifted the triggering payments to three payments of $500,000, to be paid within six months of: (a) the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (b) the receipt by the Company of approval for the first new drug application (“NDA”), biologics license application (“BLA”), or other marketing or licensing application for the product; and (c) the first sale following product approval. “Approval” refers to product approval, licensure, or other marketing authorization by the U.S. Food and Drug Administration, or any successor agency. The amendments also provided for the Company’s license of additional technology, to the extent not previously included in the UM License and granted the Company an exclusive option to obtain an exclusive license for (a) the HLHS investigational new drug application (“IND”) with ckit+ cells; and (b) UMP-438 titled “Method of Determining Responsiveness to Cell Therapy in Dilated Cardiomyopathy.” The additional technology included a family of patent applications based on PCT Application No. PCT/US2015/060624, for “Materials and Methods for Treating Endothelial Dysfunction and Methods for Monitoring Efficacy of Therapy in a Subject.” Patents have since been granted in that family in South Korea, Brazil, and Europe (with validation in France, Germany, Italy, Spain, Sweden, Switzerland, and the United Kingdom), and applications are pending in Europe and Hong Kong.

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $480,000 to UM, and as of June 30, 2025 and December 31, 2024, the Company had accrued $25,000 and $45,000 in milestone fees payable to UM, respectively and $15,000, respectively for patent related reimbursements based on the estimated progress to date.

The Company also entered into an additional Exclusive License Agreement with UM, signed and effective as of July 18, 2024, for technology rights developed by our CSO at UM. This License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how, SOPs, data and other all other rights related to UMP-144, entitled “A method to derive GHRHR+ cardiomyogenic cells from pluripotent stem cells (PSCs) for therapeutic and pharmacologic applications” and having inventors Joshua Hare and Konstantinos Chatzistergos. UM retained a non-exclusive, royalty-free, perpetual, irrevocable, worldwide right to practice, make, and use the Patent Rights or Technology for any non-profit purposes, including educational, and research purposes. Pursuant to the terms of the license agreement, the Company must pay to UM: (a) $5,000 within 30 days of the Effective Date; (b) reimbursement of $21,307 within 90 days of the Effective Date for previously incurred patent expenses; and (c) an annual $10,000 fee which is both creditable against other royalty payments for the applicable license year and is waived so long as the Company is current on annual fee payments in accordance with the Exclusive License Agreement entered into November 20, 2014 between the Company and UM. In addition to certain those certain other royalty payments that would be due should the Company’s sublicense of the technology result in revenue, the Company also agreed to the following additional milestones and payments: (d) $150,000 upon completion of the first Phase 3 Clinical Trial; and (e) $250,000 upon issuance of a biologics license application or new drug application based on the licensed technology. The Company has the right to terminate the new UM License for convenience upon 90 days’ prior written notice, and both parties have additional termination rights for material breach of the agreement.

To date, the Company has made payments totaling $5,000 to UM, and as of June 30, 2025, the Company had not yet accrued any milestone fees payable to UM.

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMH MD Holdings, LLC (“JMHMD”), for the use of CD271 cellular therapy technology. The Company recorded the value of the cash consideration and membership units issued to obtain this license agreement as an intangible asset. The Company is required to pay JMHMD a running royalty in an amount equal to one percent of the annual net sales of the licensed product(s) used, leased, or sold by or for the Company by any sub-licensees, which amounts are payable on a country-by-country basis beginning on the date of first commercial sale and ending on the latter of expiration of the last to expire patent rights in such country or ten years from the first commercial sale in such country (provided that if all claims within the patent rights have expired or been finally deemed invalid then the royalty will be reduced by 50%), and which may also be reduced to the extent the Company is required to pay royalties to a third party for the same product or process. The Company is also required to pay an initial fee and, by the first day of each anniversary of the Agreement, starting with the second anniversary, a minimum royalty of ten thousand dollars. JMHMD also received an equity grant equal to one-half of one percent of the then outstanding units of the Company on a fully-diluted basis. If the Company sublicenses the technology, the Company is also required to pay an amount equal to 10% of the net sales of the sub-licensees.

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

On December 23, 2016, as required by the license agreement, the Company paid an initial fee of $250,000 to JMHMD, and issued to it 10,000 Series C Units, valued at $250,000. The $0.5 million of value provided to JMHMD for the license agreement, along with professional fees of approximately $27,000, were recorded as an intangible asset that is amortized over the life of the license agreement which was defined as 20 years. Further, expenses related to the furtherance of the CD271+ technology are being capitalized and amortized as incurred over 20 years. There were no license fees due for June 30, 2025 and December 31, 2024 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

Contingencies – Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of June 30, 2025, the Company is not aware of any legal proceedings or material developments requiring disclosure.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who are eligible upon date of hire. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $0.1 to the Plan during the six months ended June 30, 2025 and 2024, respectively, and $49,600 and $47,000 to the Plan during the three months ended June 30, 2025 and 2024, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding equity-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Six months ended June 30,
	2025	2024
RSUs	705	30
Stock options	376	37
Warrants	6,803	6,873
Total	7,884	6,940

12. Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer ("CEO"), and the Company manages its operations as a single operating segment focused on developing regenerative medicines to address unmet medical needs. The company’s measure of segment profit or loss is net loss. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. All material long-lived assets of the Company are located in the United States and Company’s revenues are derived from the United States, the Bahamas and Israel. The total assets of the one reporting segment are disclosed on the condensed balance sheets as of June 30, 2025 and December 31, 2024.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reportable segment:

	Three months ended June 30,
	2025	2024
Revenues(1)	$316	$468
Less:
Cost of revenues	170	124
R&D costs(2)	739	545
G&A costs(3)	1,387	1,233
Personnel costs(4)	2,961	1,727
Other segment items(5)	87	252
Net loss	$(5,028)	$(3,413)

	Six Months Ended June 30,
	2025	2024
Revenues(1)	$697	$1,016
Less:
Cost of revenues	276	343
R&D costs(2)	1,225	1,374
G&A costs(3)	2,788	2,648
Personnel costs(4)	5,983	3,565
Other segment items(5)	464	557
Net loss	$(10,039)	$(7,471)

(1) Includes Contract Manufacturing and Clinical Trial revenue

(2) Includes Clinical Development, Research & Discovery, CMC

(3) Includes Executive, Finance, Legal, Business Operations

(4) Includes compensation, benefits and equity-based compensation

(5) Includes depreciation and amortization, (interest income) and other specific charges

13. Subsequent Events

On August 8, 2025, the Company commenced a public offering (the “Offering”) of 5,617,648 shares of our Class A common stock and pre-funded warrants to purchase up to an aggregate of 264,706 shares of Class A common stock (the “Pre-Funded Warrants”). The Class A common stock and Pre-Funded Warrants were sold together with Class A common warrants to purchase up to an aggregate of 14,705,885 shares of Class A common stock (the “Common Warrants”). Each share of Class A common stock or Pre-Funded Warrant was sold together with two and one-half Common Warrants, each to purchase one share of our Class A common stock. The combined public Offering price was $0.85 per share of Class A common stock and related Common Warrants and $0.849 per Pre-Funded Warrant and related Common Warrants. Subject to certain limitations, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share of Class A common stock at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants are immediately exercisable at an exercise price of $0.85 per share and expire twenty-four (24) months from the date of issuance.

As compensation to the placement agent in the Offering, the Company also issued to designees of the placement agent warrants to purchase up to 411,765 shares of Class A common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of $1.0625 per share.

The Offering closed on August 11, 2025, and the gross proceeds to the Company were $5.0 million, including the aggregate exercise price of the Pre-Funded Warrants, which were exercised in full concurrently with the closing of the Offering. Net proceeds were $4.5 million after placement agent fees but before other offering expenses payable by the Company.

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

Introduction and Overview

We are a clinical stage biotechnology company developing regenerative medicines to address unmet medical needs. Our lead investigational product is laromestrocel. Longeveron received notice from the World Health Organization (“WHO”) on February 13, 2025 that the name “laromestrocel” for our Lomecel-B™ product has been adopted by the WHO and published in the International Nonproprietary Names (INN) list 132. Following that notice, we adopted referring to the investigational product as laromestrocel, and will continue to refer to the investigational product formerly referred to as Lomecel-B™ as laromestrocel on an ongoing basis.

Laromestrocel is a proprietary, scalable, allogeneic cellular therapy that has multiple modes of action that include pro-vascular, pro-regenerative, and anti-inflammatory mechanisms, promoting tissue repair and healing with broad potential applications across a spectrum of disease areas. We are currently pursuing four pipeline indications: Hypoplastic Left Heart Syndrome (“HLHS”), Alzheimer’s disease (“AD”), pediatric Dilated Cardiomyopathy (“DCM”) and Aging-related Frailty. Our mission is to continue to advance the development and regulatory approval of laromestrocel and make it available to all the patients who may need it.

Financial Overview. Since inception, we have primarily been engaged in organizational activities, including raising capital, and research and development activities. We do not yet have a product that has been approved by the FDA, and have only generated revenues from grants, the Bahamas Registry Trials and contract manufacturing. We have not yet achieved profitable operations or generated positive cash flows from operations. We have incurred recurring losses from operations since our inception, and as of June 30, 2025 we had an accumulated deficit of $119.6 million. We expect to continue to generate operating losses for the foreseeable future.

Cash and cash equivalents as of June 30, 2025 were $10.3 million. As a result of the recently completed financing referenced in Note 13, Subsequent Events, we currently anticipate our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026 based on our current operating budget and cash flow forecast. We have been and will remain focused on prudent and efficient capital allocation strategies to advance our development programs, which we believe are highly cost efficient, both intrinsically and relative to other development programs. Following a successful Type C meeting with the FDA in August 2024 with respect to the HLHS regulatory pathway, we have begun ramping up our BLA enabling activities. We currently anticipate a potential BLA filing with the FDA in late 2026 if the current ELPIS II trial in HLHS is successful. With the significant opportunity presented with a potential BLA filing, our operating expenses and capital expenditure requirements are currently expected to increase throughout the remainder of calendar 2025 and in 2026 in large part to address CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness. We intend to seek additional financing opportunities, capital raises, as well as non-dilutive funding options to support our operating plans. Additionally, following a positive Type B meeting with the U.S. FDA in March 2025 with respect to the Alzheimer's disease regulatory pathway, we are focused on seeking partnership opportunities and/or non-dilutive funding for the Alzheimer’s disease program. There can be no assurance we will be able to attain future financing at terms favorable to us or at all. In the event we are unable to attain the financing needed, we will need to materially revise our current operational plans.

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

Operational Overview. With respect to HLHS, we are exploring the possibility that laromestrocel, when administered directly to the myocardium of affected infants, can improve outcomes in this devastating rare pediatric disease. The standard of care in HLHS is a series of three heart surgeries (staged surgical palliation) that reconfigures the single right ventricle to support system circulation. Despite these life-saving surgical interventions, it is estimated that only 50 to 60 percent of affected individuals survive until adolescence. The pro-vascular, pro-regenerative and anti-inflammatory properties of laromestrocel may improve the function of the right ventricle in these infants. A previous Longeveron Phase 1 open-label study ("ELPIS I") indicated that such a benefit may exist when outcomes were compared to historical controls. Longeveron is currently conducting a controlled study ("ELPIS II") to determine the actual benefit of laromestrocel in these patients.

As of August 8, 2025, we have completed five U.S. clinical studies of laromestrocel: Phase 1 AD, Phase 1 HLHS, Phase 1/2 Aging-related Frailty (“HERA Trial”), Phase 2a AD ("CLEAR MIND Trial”), and Phase 2b Aging-related Frailty. We currently have one fully enrolled, ongoing clinical trial: Phase 2b HLHS (“ELPIS II” trial). Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee. The Bahamas Registry Trials may administer laromestrocel to eligible participants at private clinics in Nassau for a variety of indications. While laromestrocel is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in the Registry Trial.

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

We manufacture our own product candidates for early-phase clinical trials and have initiated enhancements to our Chemistry, Manufacturing and Controls (CMC) infrastructure to support future Biologics License Application (BLA) submissions. These efforts include planning for process and analytical method validation as well as commercial production readiness. As part of our ongoing preparations for a potential BLA submission for our lead investigational product candidate for HLHS, we have made a strategic decision to pursue commercial manufacturing through a third-party contract development and manufacturing organization (CDMO), rather than renovating our existing Miami facility for commercial-scale production. This decision was based on a comprehensive evaluation of multiple factors, including cost, timeline feasibility, and scalability. We believe this approach offers a more cost-effective and timely path to support our BLA submission and potential commercial launch. Our Miami manufacturing facility includes eight clean rooms, two research and development laboratories, and warehouse and storage space. This facility will continue to support clinical development, research and early-phase manufacturing for our current and future clinical trials. We have supply contracts with multiple third parties for fresh bone marrow, which we use to produce our product candidate for clinical testing and research and development. From time to time, we enter into contract development and manufacturing contracts or arrangements with third parties who seek to utilize our product development capabilities.

Since the time that we became a publicly traded company in February 2021, we have sold 12,686,240 shares of Class A common stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of June 30, 2025, warrants exercisable for an aggregate of up to 6,802,668 shares of a Company's Class A common stock remain outstanding at exercise prices ranging from $2.35 per share to $175.00 per share.

When appropriate funding opportunities arise, we routinely apply for grant funding to support our ongoing research and since 2016 we have received approximately $16.3 million in grant awards ($11.5 million of which has been directly awarded to us and is recognized as revenue when the performance obligations are met) from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”), the National Heart Lung and Blood Institute (“NHLBI”) of the NIH, the Alzheimer’s Association, the Maryland Stem Cell Research Fund (“MSCRF”) of the Maryland Technology Development Corporation, or TEDCO, and the XPRIZE Foundation, Inc. On May 12, 2025 we announced our selection as a semi-finalist team and recipient of a $250,000 Milestone 1 Award in the XPRIZE Healthspan competition, a seven-year, $101 million global competition to identify therapeutic approaches to increase human health span.

HLHS

Our HLHS program is focused on the potential clinical benefits of laromestrocel as an adjunct therapeutic to standard-of-care HLHS surgery. HLHS is a rare and devastating congenital heart defect in which the left ventricle is severely underdeveloped. As such, babies born with this condition die shortly after birth without undergoing a complex series of reconstructive heart surgeries. Despite the availability of life-saving surgical interventions, clinical studies show that only 50 to 60 percent of affected individuals survive to adolescence. Early clinical study data shows the potential survival benefit of laromestrocel for HLHS patients and supports Longeveron’s belief that these data show the potential to alter the treatment landscape for patients with HLHS. We have completed a Phase 1 open-label study (“ELPIS I”)1 that supported the safety and tolerability of laromestrocel for HLHS, when directly injected into the functional right ventricle ("RV") during the second-stage standard-of-care surgery (adding minimal additional time to the surgical procedure). Preliminary data revealed that several indices of right ventricular function show suggestions of either improvement or prevention of deterioration over one year following surgery. Heart transplant-free survival for patients who received laromestrocel intracardiac injection is favorable as compared to historical controls for survival. The ELPIS I trial showed 100 percent transplant-free survival in children up to 5 years after receiving laromestrocel, compared to a 20 percent mortality rate observed from historical control data. The improvement in HLHS survival following the Phase 1 ELPIS I clinical trial resulted in scientific presentations at the American Heart Association (“AHA”) in November 2023 and Congenital Heart Surgeons' Society's 51st Annual Meeting in October 2024.

1.
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

Based on these findings, the U.S. Food and Drug Administration (the “FDA”) granted laromestrocel Rare Pediatric Disease (“RPD”) Designation, Orphan Drug Designation (“ODD”), and Fast Track Designation for treatment of infants with HLHS. On September 3, 2024, Longeveron announced a positive Type C meeting with the FDA supporting the advancement of laromestrocel. Longeveron is currently conducting a controlled Phase 2b trial (“ELPIS II”) to compare the effects of laromestrocel as an adjunct therapeutic versus standard-of-care (HLHS surgery alone). We announced full enrollment of ELPIS II on June 24, 2025. While it is hard to predict study outcome due to the inherent risk associated with clinical trials, our plans are centered on a successful outcome, which could add to the clinical data suggesting the clinical benefit of laromestrocel as part of standard-of-care treatment in HLHS patients.

As a result of the Type C meeting with the FDA, we reached foundational alignment on the registrational path to pursue traditional approval for laromestrocel for treatment of HLHS, based on the proposed clinical development program, which includes the ongoing Phase 2b ELPIS II study as the pivotal study to provide primary evidence of effectiveness. We anticipate top-line trial results for ELPIS II in the third quarter of 2026. We currently anticipate a potential BLA filing with the FDA in late 2026 if the current ELPIS II trial in HLHS is successful.

Alzheimer’s Disease

In September 2023, we completed our Phase 2a AD clinical trial, known as the CLEAR MIND trial. This trial enrolled patients with mild AD and was designed as a randomized, double-blind, placebo-controlled study across ten U.S. centers. Our primary objective was to assess safety, and we tested three distinct laromestrocel dosing regimens against placebo.

The study demonstrated positive results. The established safety profile of laromestrocel for single and multiple dosing regimens was demonstrated in study data that showed no incidence of hypersensitivity or infusion-related reactions, there were no cases of amyloid-related imaging abnormalities (ARIA), and all laromestrocel treatment groups met the safety primary endpoint and showed slowing/prevention of disease worsening relative to placebo. There were statistically significant improvements in the secondary efficacy endpoint, composite AD score (“CADS”) for both the low-dose laromestrocel group and the pooled treatment groups compared to placebo. Other doses also indicated promising results in slowing/prevention of disease worsening. Additionally, a statistically significant improvement versus placebo was observed in the Montreal cognitive assessment (“MoCA”) and in the activity of daily living observed by a caregiver and measured by Alzheimer’s disease Cooperative Study Activities of Daily Living (“ADCS-ADL”). The study indicated potential preservation of the brain volumes in some but not all AD related areas of the brain 39 weeks after treatment commenced. Brain magnetic resonance imaging (“MRI”) results demonstrated a 48% reduction in whole brain volume loss, 62% reduction in hippocampal volume loss, and potential improvement in neuroinflammation in some but not all brain regions via diffusion tensor imaging (DTI).

The results of the CLEAR MIND trial were presented in the Featured Research Session at the 2024 Alzheimer’s Association International Conference (“AAIC”) in July 2024. The brain volume results measured by MRI results from this trial also were presented at the poster presentation at AAIC. These findings support both the safety and potential therapeutic benefit of laromestrocel in managing mild AD, and we believe lay the groundwork for subsequent trials in this indication. Based on these results, the FDA granted Regenerative Medicine Advanced Therapeutics (RMAT) Designation on July 9, 2024, and Fast Track designation on July 17, 2024, to laromestrocel for the treatment of mild AD.

Additional data from the CLEAR MIND trial was presented as a late breaking poster presentation at the Clinical Trials on Alzheimer's Disease Conference (“CTAD24”) in October 2024 in Madrid, Spain.

On March 10, 2025, the results of the CLEAR MIND trial were published in Nature Medicine, a premier peer-reviewed medical and scientific journal.

Based on the totality of the evidence, the FDA granted our request for a Type B meeting. On March 20, 2025, Longeveron announced a positive Type B Meeting with the FDA supporting the advancement of laromestrocel as a potential treatment for mild AD. As a result of the Type B meeting, we reached foundational alignment with the FDA on the overall study design for a proposed single, pivotal, seamless adaptive Phase 2/3 clinical trial, including proposed AD patient population, proposed placebo control, laromestrocel dose selection and frequency, trial duration, and trial endpoints. To accelerate the pathway to potential approval of laromestrocel for the treatment of mild AD, the FDA agreed to consider a BLA based on positive interim trial results from the planned single study. Our objective is to forge strategic collaborations and/or partnerships for the advancement of laromestrocel in addressing AD.

Pediatric Dilated Cardiomyopathy (DCM)

DCM occurs when the muscles in one of more of the heart chambers become enlarged or stretched (dilated). The other chambers of the heart need to work harder to compensate for the affected chambers, and may also become dilated and enlarged. As the condition progresses, the heart becomes weaker, and it becomes more difficult to pump blood through the body. This can lead to congestive heart failure causing a build-up of fluid in the lungs, liver, abdomen, and lower legs. In the majority of cases, the exact cause of DCM cannot be determined (idiopathic cardiomyopathy).

Pediatric cardiomyopathies affect at least 100,000 children worldwide. DCM is the most common form of cardiomyopathy in children. About 50 to 60 percent of all pediatric cardiomyopathy cases are diagnosed as dilated. According to the Pediatric Cardiomyopathy Registry, DCM is reportedly more common in boys than girls. Although all age groups are affected, studies show that DCM is more common in infants (before age 1) than in older children. Current treatment for DCM focuses on managing symptoms, improving heart function, and preventing complications rather than addressing the underlying cause or causes. Many therapeutic agents with known efficacy in adults lack the same evidence in children.

On July 8, 2025, the company announced that the FDA approved the Investigational New Drug (IND) application for its stem cell therapy laromestrocel as a potential treatment for pediatric Dilated Cardiomyopathy (DCM). The accepted IND application provides for moving directly to a single Phase 2 pivotal registration clinical trial in the first half of 2026, subject to obtaining necessary financing.

Aging-related Frailty

Life expectancy has substantially increased over the past century due to medical and public health advancements. However, this longevity increase has not been paralleled by health span – the period of time one can expect to live in relatively good health and independence. For many developed and developing countries, health span lags life expectancy by over a decade. This has placed tremendous strain on healthcare systems in the management of aging-related ailments and presents additional socioeconomic consequences due to patient decreased independence and quality-of-life. Since these strains continue to increase with demographic shifts towards an increasingly older population, improving health span has become a priority for health agencies, such as the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”), the Japanese Pharmaceuticals and Medical Devices Agency (“PMDA”), and the European Medicines Agency (“EMA”). As we age, we experience a decline in our own stem cells, a decrease in immune system function (known as “immunosenescence”), diminished blood vessel functioning, chronic inflammation (known as “inflammaging”), and other aging-related alterations that affect biological functioning. We are currently not active with Aging-related Frailty following our decision to discontinue clinical trial activities in Japan in 2024.

Summary of Clinical Development Strategy

Our core strategy is to become a world-leading regenerative medicine company through the development, approval, and commercialization of novel cell therapy products for unmet medical needs, with a focus on HLHS. Key elements are as follows.

•
Execution of ELPIS II, a Phase 2b randomized controlled trial set forth in greater detail below, to measure the efficacy of laromestrocel in HLHS. This trial is ongoing and is being conducted in collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”) through grants from the NIH. As announced on June 24, 2025, the trial has reached full enrollment and we anticipate top-line trial results for ELPIS II in the third quarter of 2026. We currently anticipate a potential BLA filing with the FDA in late 2026 if the current ELPIS II trial in HLHS is successful.

•
Continue to pursue the therapeutic potential of laromestrocel in mild AD. We completed a Phase 2a trial, the (“CLEAR MIND Trial”), which demonstrated the potential benefits of laromestrocel over placebo to maintain cognitive function and slow deterioration of brain structure atrophy, with no safety issues observed. Specifically, the safety primary endpoint was met across all study groups and the trial demonstrated a statistical significance in the second CADS endpoint. Overall, in laromestrocel groups, brain MRI demonstrated whole brain volume loss slowed accompanied by significant preservation of multiple brain regions, including left hippocampal volume relative to placebo. We plan to continue to analyze the data in order to further develop our clinical development strategy. Our objective is to forge strategic collaborations and/or partnerships for the advancement of laromestrocel in addressing AD.
•
Preparation and initiation of a Phase 2 pivotal registrational clinical trial for DCM in the first half of 2026, subject to obtaining necessary financing. As announced on July 8, 2025, the FDA approved the Investigational New Drug (IND) application for its stem cell therapy laromestrocel as a potential treatment for pediatric Dilated Cardiomyopathy (DCM).
•
Limited focus on our international program. In line with the Company’s strategic direction for 2025 and moving forward to focus on HLHS and AD as set forth previously, in April 2024, the Company discontinued its clinical trial in Japan to evaluate laromestrocel for Aging-related Frailty. The Company will continue to enroll patients on the Frailty and Cognitive Impairment registry trials in The Bahamas and plans to also launch an Osteoarthritis registry trial.
•
Expand our manufacturing capabilities to commercial-scale production. We operate a current good manufacturing practice (“cGMP”)-compliant manufacturing facility and produce our own product candidates for early-phase testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy future commercial demand for potential laromestrocel commercialization. As part of these efforts, we have made a strategic decision to pursue commercial manufacturing through a third-party CDMO, rather than renovating our existing facility for commercial-scale production. Our existing Miami facility will continue to support clinical development, research and early-phase manufacturing for our current and future clinical trials.
•
Advance BLA-enabling CMC activities, including process and analytical method validation planning and commercial production planning.
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

Clinical Development Pipeline in 2025

We are currently in clinical development of a single product, laromestrocel for three potential indications:

Figure 1: Laromestrocel clinical development pipeline

* Pivotal Phase 2b ELPIS II study; enrollment completed June 24, 2025

** Not currently active for 2025

*** IND approved by FDA in late June 2025; The accepted IND application provides for moving directly to a single Phase 2 pivotal registrational clinical trial

Hypoplastic Left Heart Syndrome (HLHS). The FDA granted laromestrocel for the treatment of HLHS a Rare Pediatric Disease (“RPD”) Designation (on November 8, 2021), Orphan Drug Designation (“ODD”) (on December 2, 2021), and Fast Track Designation (on August 24, 2022). HLHS is a rare congenital heart condition affecting approximately 1,000 newborns in the US annually. HLHS is a birth defect that affects normal blood flow through the heart. As the baby develops during pregnancy, the left side of the heart does not form correctly so that babies are born with an underdeveloped or absent left ventricle. It is one type of congenital heart defect present at birth. Because a baby with this defect needs surgery or other procedures soon after birth, HLHS is considered a critical congenital heart defect. To prevent certain death shortly after birth, these babies undergo a series of three heart surgeries (staged surgical palliation) that reconfigures the single right ventricle to support systemic circulation. Despite these life-saving surgeries, HLHS patients nevertheless still have high early mortality and morbidity rates due primarily to heart failure.

We are currently conducting an ongoing Phase 2b clinical trial (ELPIS II) under FDA IND 17677. ELPIS II is a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate laromestrocel as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery which is typically performed at 4-6 months after birth. The primary objective is to evaluate change in right ventricular ejection fraction after laromestrocel treatment versus standard-of-care surgery alone (38 subjects total: 19 per arm). This trial has reached full enrollment and is funded in part by the NHLBI/NIH. We anticipate top-line trial results in the third quarter of 2026.

ELPIS II is a next-step trial to our completed 10-patient open-label Phase 1 trial (ELPIS I) under the same IND. This Phase 1 trial was designed to evaluate the safety and tolerability of laromestrocel as an adjunct to the second-stage HLHS surgery, and to obtain preliminary evidence of laromestrocel effect to support a next-phase trial. The primary safety endpoint was met: no major adverse cardiac events (“MACE”) or treatment-related infections during the first month post-treatment, and no triggering of stopping rules. Furthermore, fluid-based and imaging biomarker data supported multiple potentially relevant mechanisms-of-action of laromestrocel, and the potential to improve post-surgical heart function.

All ELPIS I patients had completed long-term follow-up, and 100% 5-years post-Glenn survival data were presented by Principal Investigator Dr. Sunjay Kaushal, Cardiovascular and Thoracic Surgery, University of Nevada, Las Vegas at American Heart Association (“AHA”) in November 2023 and Congenital Heart Surgeons' Society's 51st Annual Meeting in October 2024.

We have filed patent applications relating to the administration of laromestrocel for treating HLHS in Australia, the Bahamas, Canada, China, the European Patent Office, Japan, Hong Kong, South Korea, Taiwan, and the United States.

Alzheimer’s disease. AD, a devastating neurologic disease leading to cognitive decline, currently has very limited therapeutic options. An estimated 6.7 million Americans aged 65 and older have AD, and this number is projected to more than double by 2060. Laromestrocel treated patients showed an overall slowing/prevention of disease worsening compared to placebo in the completed Phase 2a study (CLEAR MIND) as previously detailed in this report and met its primary endpoint of safety. These results are consistent with those of our earlier Phase I study2. Based on these results, in July 2024, the FDA granted RMAT designation and Fast Track designation to laromestrocel for the treatment of mild AD. We believe laromestrocel is the only product candidate to be granted RMAT designation for mild AD to date. We intend to forge strategic collaborations, and/or partnerships for the advancement of laromestrocel in addressing AD.

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

We have filed patent applications relating to the treatment of AD using laromestrocel in Australia, the Bahamas, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, New Zealand, South Korea, Singapore, South Africa, and the United States. We have also filed another family of patent applications relating to improving Brain Architecture in Alzheimer’s disease using laromestrocel in the Bahamas, Taiwan, in addition to a PCT application.

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

We have previously completed two U.S. clinical trials under FDA IND 16644. One is a multi-center, randomized, placebo-controlled Phase 2b trial which showed that a single infusion of laromestrocel significantly improved 6-Minute Walk Test (“6MWT”) distance 9 months after infusion (although results were inconclusive at six months after infusion), and also showed a dose-dependent increase in 6MWT distance 6 months after infusion. The second is a multi-center, randomized, placebo-controlled Phase 1/2 trial (“HERA Trial”) intended primarily to evaluate safety, and explore the effect laromestrocel may have on specific biomarkers of immune system function in older, frail individuals receiving the high dose influenza vaccine, as well as to evaluate the potential effects of laromestrocel on signs and symptoms of Aging Frailty. Results from this study showed that laromestrocel was generally safe and well tolerated in patients with Aging-related Frailty. Additionally, hemagglutinin inhibition (“HAI”) assay results in the laromestrocel and placebo groups to influenza were not statistically different, indicating laromestrocel does not suppress the immune system.

We have filed patent applications relating to the administration of laromestrocel for Aging-related Frailty in Australia, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, Singapore, South Korea, New Zealand, South Africa, Taiwan, the Bahamas and the United States.

Pediatric Dilated Cardiomyopathy. DCM is a rare and life-threatening cardiovascular condition with unmet medical needs. DCM is characterized by dilation and impaired systolic function of the left ventricle or both ventricles, typically in the absence of ischemia, abnormal loading conditions, or physiologic insult (e.g., sepsis). Diagnostic criteria for DCM includes reduced measures of ventricular function combined with increased ventricular volumes adjusted for body size on cardiac imaging (left ventricular end-diastolic diameter (LVEDD) and left ventricular end-systolic diameter (LVESD) z-scores > 2). Treatments for DCM aim to ameliorate symptoms, reduce progression of disease, and prevent life-threatening arrhythmias. Treatment for DCM remains a complex challenge, marked by several limitations.

Clinical data to date with laromestrocel (a MSC therapy) indicates an acceptable safety profile in various disease indications administered via either IV or intramyocardial injection. Additionally, the safety profile from MSC therapies in general has been acceptable, supported by the literature review showing that MSC therapy has been evaluated in over one thousand clinical trials globally, with a favorable safety profile across numerous disease indications. DCM is associated with the loss of cardiomyocytes and with the replacement of lost cardiomyocytes by noncontractile fibrous tissue. Results from preclinical and clinical trials highlight the potential of MSC therapy to promote cardiomyogenesis, reduce inflammation and fibrosis, and support neovascularization. In adults with both ischemic cardiomyopathy and nonischemic dilated cardiomyopathy (DCM), MSC therapies have demonstrated improved LV function, functional status, and quality of life (QoL). Pediatric patients with DCM may be ideal candidates for MSC therapy because their hearts, including cardiomyocytes and progenitor cells, are more responsive to the signals from transplanted stem cells. Cell therapies have shown positive outcomes in DCM and other conditions, but further research is needed to confirm long-term safety and efficacy.

Given the unmet medical need in DCM, accrued acceptable safety profile of laromestrocel in prior human experience, and literature review evidence suggesting a potential benefit in DCM, the Sponsor considers it is appropriate to assess the safety and efficacy of laromestrocel in clinical trial setting in pediatric participants with DCM aged from 6 months and beyond.

We are planning to initiate a Phase 2 pivotal registrational clinical trial for DCM in the first half of 2026, subject to obtaining necessary financing.

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
•
Grant awards. Extramural grant award funding, which is non-dilutive, has been a core strategy for supporting our ongoing clinical research. Since 2016 our clinical programs have received over $16.3 million in competitive extramural grant awards ($11.5 million which has been directly awarded to us and which are recognized as revenue when the performance obligations are met) from the National Institutes of Health, Alzheimer’s Association, Maryland Stem Cell Research Fund and XPRIZE Foundation, Inc.

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

Research and Development Expenses

Research and development costs are charged to expenses when incurred in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies:

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

Other Income and Expenses

Interest income consists of interest earned on cash equivalents and marketable securities. We expect our interest income to vary in conjunction with changes in our monthly cash and marketable securities balances. Other income consists of funds earned that are not part of our normal operations. In past years they have primarily been a result of either a higher balance of cash compared to a previous year or tax refunds received for social security taxes as part of a research and development tax credit program.

Income Taxes

No provision for income taxes has been recorded for the three and six months ended June 30, 2025 and 2024. We may incur income taxes in the future if we have earnings. At this time, the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
Revenues	$316	$468	$(152)
Cost of revenues	170	124	46
Gross profit	146	344	(198)
Expenses
General and administrative	2,589	2,122	467
Research and development	2,954	1,722	1,232
Total operating expenses	5,543	3,844	1,699

Loss from operations	(5,397)	(3,500)	(1,897)
Other income	369	87	282
Net loss	$(5,028)	$(3,413)	$(1,615)

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended June 30, 2025 and 2024 were 0.3 million and $0.5 million, respectively. 2025 revenues decreased 0.2 million, or 32%, when compared to 2024 driven primarily by a reduced demand for contract manufacturing services.

Clinical trial revenue, which is derived from the Bahamas Registry Trial, for each of the three months ended June 30, 2025 and 2024 was $0.3 million. Contract manufacturing revenue for the three months ended June 30, 2025 was $18,000 from our manufacturing services contract, which is a decrease of close to $0.2 million or 90%, when compared to the $0.2 million in contract manufacturing revenue for the three months ended June 30, 2024. This decrease was driven by reduced demand for contract manufacturing services from our third-party client.

Related cost of revenues were $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. This resulted in a gross profit of approximately $0.1 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 58%, when compared with a gross profit of $0.3 million for 2024.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2025 increased to approximately $2.6 million, compared to 2.1 million for the same period in 2024. The increase of approximately $0.5 million, or 22% was primarily related to an increase of $0.3 million in personnel and related costs in 2025, including equity-based compensation, and $0.2 million in legal expenses.

Research and Development Expenses: Research and development expenses for the three months ended June 30, 2025 increased to approximately $3.0 million, from approximately $1.7 million for the same period in 2024. The increase of $1.2 million, or 72% was primarily driven by a $0.9 million increase in personnel and related costs, including equity-based compensation, and a $0.2 million increase in clinical trial expense, both primarily in support of ongoing CMC and manufacturing readiness activities as part of our BLA enabling efforts.

Research and development expenses consisted primarily of the following items (in thousands):

	Three Months Ended June 30,
	2025	2024
Employee compensation and benefits	$1,588	$715
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	610	422
Depreciation	191	173
Equity-based compensation	171	123
Supplies and costs to manufacture laromestrocel	129	123
Amortization	72	56
Travel	59	47
Other activities	134	63
	$2,954	$1,722

Other Income (Expense): Other income for the three months ended June 30, 2025 was $0.4 million, primarily consisting of $0.3 million received as a recipient of a Milestone 1 Award in the XPRIZE Healthspan competition and $0.1 million of interest earned on money market funds. Other income for the three months ended June 30, 2024 was less than $0.1 million as a result of interest earned on money market funds.

Net Loss: Net loss increased to approximately $5.0 million for the three months ended June 30, 2025 from a net loss of $3.4 million for the same period in 2024. This increase of $1.6 million, or 47% was due to the factors outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
Revenues	$697	$1,016	$(319)
Cost of revenues	276	343	(67)
Gross profit	421	673	(252)
Expenses
General and administrative	5,530	4,322	1,208
Research and development	5,469	3,941	1,528
Total operating expenses	10,999	8,263	2,736

Loss from operations	(10,578)	(7,590)	(2,988)
Other income	539	119	420
Net loss	$(10,039)	$(7,471)	$(2,568)

Revenues, Cost of Revenues and Gross Profit: Revenues for the six months ended June 30, 2025 and 2024 were $0.7 million and $1.0 million, respectively. This represents a decrease of $0.3 million, or 31% in 2025 compared to 2024, driven primarily by a decreased participant demand for our Bahamas Registry Trial and reduced demand for contract manufacturing services from our third-party client.

Clinical trial revenue, which is derived from the Bahamas Registry Trial, for the six months ended June 30, 2025 and 2024 was $0.6 million and $0.8 million, respectively. Clinical trial revenue for the six months ended June 30, 2025 decreased by $0.2 million, or 31%, when compared to 2024 as a result of decreased participant demand. Contract manufacturing revenue for the six months ended June 30, 2025 was $0.1 million from our manufacturing services contract, which is a decrease of less than $0.1 million, or 35% when compared to the $0.2 million in contract manufacturing revenue for the six months ended June 30, 2024. This decrease was driven by reduced demand for contract manufacturing services from our third-party client.

Related cost of revenues was $0.3 million for each of the six-month periods ended June 30, 2025 and 2024. This resulted in a gross profit of approximately $0.4 million for the six months ended June 30, 2025, a decrease of $0.3 million, or 37%, when compared with a gross profit of $0.7 million for 2024.

General and Administrative Expense: General and administrative expenses for the six months ended June 30, 2025 increased to approximately $5.5 million, compared to $4.3 million for the same period in 2024. The increase of approximately $1.2 million, or 28%, was primarily related to an increase in personnel and related costs in 2025, including equity-based compensation.

Research and Development Expenses: Research and development expenses for the six months ended June 30, 2025 increased to approximately $5.5 million, from approximately $3.9 million for the same period in 2024. The increase of $1.6 million, or 39%, was primarily driven by a $1.3 million increase in personnel and related costs, including equity-based compensation, in support of ongoing CMC and manufacturing readiness activities as part of our BLA enabling efforts and a $0.2 million increase in amortization expense related to patent costs, partially offset by $0.3 million in lower clinical trial expense resulting from the discontinuation of activities relating to the Aging-related frailty clinical trial following our decision to discontinue trial activities in Japan.

Research and development expenses consisted primarily of the following items (in thousands):

	Six Months Ended June 30,
	2025	2024
Employee compensation and benefits	$2,928	$1,678
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	975	1,230
Depreciation	379	370
Equity-based compensation	312	213
Amortization	305	112
Supplies and costs to manufacture laromestrocel	250	144
Other activities	215	122
Travel	105	72
	$5,469	$3,941

Other Income (Expense): Other income for the six months ended June 30, 2025 was $0.5 million, primarily consisting of $0.3 million received as a recipient of a Milestone 1 Award in the XPRIZE Healthspan competition and $ 0.3 million interest earned on money market funds. Other income for the six months ended June 30, 2024 was $0.1 million as result of interest earned on money market funds and marketable securities.

Net Loss: Net loss increased to approximately $10.0 million for the six months ended June 30, 2025 from a net loss of $7.5 million for the same period in 2024. The increase in the net loss of $2.5 million, or 34%, was for the reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(8,294)	$(7,652)
Net cash used in investing activities	(413)	(39)
Net cash (used in) provided by financing activities	(191)	15,117
Change in cash and cash equivalents	$(8,898)	$7,426

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2025, was $8.3 million, consisting primarily of our net loss of $10.0 million and payments of $0.6 million in prepaid expenses and other assets. This was partially offset by non-cash expenses of $0.9 million for equity-based compensation expenses, $0.7 million for depreciation and amortization and $0.8 million for accounts payable and accrued expenses. Net cash used in operating activities for the six months ended June 30, 2024, was $7.7 million, consisting primarily of our net loss of $7.5 million and payments of $0.4 million in prepaid expenses and other assets, and $0.5 million for accrued expenses. This was partially offset by non-cash expenses of $0.5 million for equity-based compensation and $0.5 million for depreciation and amortization.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2025, was $0.4 million consisting primarily of purchases of property and equipment and intangible assets. Net cash used in investing activities for the six months ended June 30, 2024 was less than $0.1 million consisting primarily of the redemption of marketable securities, which was partially offset by purchases of property and equipment and intangible assets.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2025 was $0.2 million for the payment of taxes upon vesting of restricted stock units (“RSUs”). Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $15.1 million for proceeds from the issuance of common stock of $4.7 million and warrants exercised of $10.3 million.

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

To date, we have financed our operations primarily through our IPO, registered and private placement equity financings, grant awards, and fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $113.0 million in gross proceeds from the issuance of equity. At June 30, 2025, the Company had cash and cash equivalents of $10.3 million and working capital of approximately $8.0 million.

Cash and cash equivalents as of June 30, 2025 were $10.3 million. As a result of the recently completed financing referenced in Note 13, Subsequent Events, we currently anticipate our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026 based on our current operating budget and cash flow forecast. We have been and will remain focused on prudent and efficient capital allocation strategies to advance our development programs, which we believe are highly cost efficient, both intrinsically and relative to other development programs. Following a successful Type C meeting with the FDA in August 2024 with respect to the HLHS regulatory pathway, we have begun ramping up our BLA enabling activities. We currently anticipate a potential BLA filing with the FDA in late 2026 if the current ELPIS II trial in HLHS is successful. With the significant opportunity presented with a potential BLA filing, our operating expenses and capital expenditure requirements are currently expected to increase throughout the remainder of calendar 2025 and in 2026 in large part to address CMC (Chemistry, Manufacturing, and Controls) and manufacturing readiness. We intend to seek additional financing opportunities, capital raises, as well as non-dilutive funding options to support our operating plans. Additionally, following a positive Type B meeting with the FDA in March 2025 with respect to the Alzheimer's disease regulatory pathway, we are focused on seeking partnership opportunities and/or non-dilutive funding for the Alzheimer’s disease program. There can be no assurance we will be able to attain future financing at terms favorable to us or at all. In the event we are unable to attain the financing needed, we will need to materially revise our current operational plan.

Capital Raising Efforts

Since the time that we became a publicly traded company in February 2021, we have sold 12,686,240 shares of Class A common stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of June 30, 2025, warrants exercisable for an aggregate of up to 6,802,668 shares of a Company's Class A common stock remain outstanding at exercise prices ranging from $2.35 per share to $175.00 per share.

Grant Awards

From inception through December 31, 2024, we have been awarded approximately $11.9 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant-related expenses are incurred or supplies and materials are received. As of June 30, 2025, and December 31, 2024, the amount of unused grant funds that were available for us to draw was approximately $0 and approximately $0.1 million, respectively.

Terms and Conditions of Grant Awards

Governmental grant projects are typically divided into periods (e.g., a three-year grant may have three one-year periods), and the total amount awarded is divided according to the number of periods. At pre-specified time points, which are detailed in the grant award notifications, we are required to submit interim financial and scientific reports to the granting agency totaling funds spent, and in some cases, detailing the use of proceeds and progress made during the reporting period. After funding the initial period, the receipt of additional grant funds is contingent upon satisfactory submission of our interim reports to the granting agency.

In addition to governmental grants, the Company also receives awards from non-profit foundations through competitive application processes, where funding is typically distributed in stages as specific milestones are met.

Grant awards arise from submitting detailed research proposals to granting agencies and other organizations and winning a highly competitive and rigorous application review and process that is judged on the merits of the proposal. There are typically multiple applicants applying and competing for a finite amount of funds. As such we cannot be sure that we will be awarded grant funds in the future despite our past success in receiving such awards.

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
•
advance CMC activities to support BLA readiness; and
•
expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

As indicated above, based on our current operating budget, cash flow forecast, and ramp up of BLA enabling activities, our operating expenses and capital expenditure requirements are expected to increase throughout the remainder of calendar 2025 and in 2026 in large part to address CMC and manufacturing readiness. We intend to seek additional financing opportunities, capital raises, as well as non-dilutive funding options to support our operating plans. There can be no assurance we will be able to attain future financing at terms favorable to us or at all.

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

In order to meet our operational goals, we will need to obtain additional capital, which we will likely obtain through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, current stockholder ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Such financing will likely result in dilution to stockholders and may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Contractual Obligations and Commitments

As of June 30, 2025, we have $1.2 million in operating lease obligations and no CRO payment obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2024 Form 10-K. See also Note 2 to the condensed financial statements. There have been no material changes to our critical accounting estimates since the filing of our 2024 Form 10-K.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (2) the last day of the fiscal year following the fifth anniversary of the completion of our IPO (i.e. December 31, 2026), (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which generally is when a company has more than $700 million in market value of its reported class of stock held by non-affiliates and has been a public company for at least 12 months and have filed at least one Annual Report on Form 10-K.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. While management does not currently believe that the ultimate disposition of these matters will have a material adverse impact on the Company’s results of operations, cash flows, or financial position, litigation is inherently unpredictable and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future results of operations, cash flows or financial condition in a particular period. As of June 30, 2025, the Company is not aware of any legal proceedings or material developments requiring disclosure.

Item 1A. Risk Factors.

Except with respect to the item noted below, there have been no material changes to the risk factors affecting the Company from those disclosed in the 2024 Form 10-K.

Our CMC readiness and ability to manufacture for commercialization may be delayed or unsuccessful.

Our BLA-enabling activities, including comparability protocols, process and analytical method validation are complex and subject to regulatory review. Any delays or failures in these activities could impact our ability to meet regulatory and investor expectations for product approval or commercial launch of our product candidates. Our ability to complete BLA-enabling activities may impact the clinical and commercial success of our current and any future product candidates. In addition, the FDA or other relevant regulatory authorities may find our CMC data insufficient to support the quality of our product candidates. The FDA’s approval of a BLA is not guaranteed, and the review and approval process is expensive, uncertain and may take several years. The FDA also has substantial discretion in the approval process. These matters are subject to confirmation and interpretation by regulatory authorities, which could delay, limit, or prevent regulatory approval. Our clinical development efforts may fail at any stage. Our financial condition may be materially adversely affected by any delay or inability to complete our CMC readiness and BLA-enabling activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
April 1-30, 2025	39,595	$1.50	—	—
May 1-31, 2025	—	—	—	—
June 1-30, 2025	64,158	1.21	—	—
Total	103,753	$1.32	—	—

(a)
Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits.

Exhibit No.	Description

10.1 #	Third Amended and Restated Longeveron Inc. 2021 Incentive Award Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on June 20, 2025

31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: August 13, 2025	/s/ Mohamed Wa’el Ahmed Hashad
Mohamed Wa’el Ahmed Hashad
Chief Executive Officer
(principal executive officer)

Date: August 13, 2025	/s/ Lisa A. Locklear
Lisa A. Locklear
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)