Form 10-Q
period 2025-09-30
Longeveron Inc.
filed 2025-11-04
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 19,848,876 shares of Class A common stock, $0.001 par value per share, and 1,484,005 shares of Class B common stock, $0.001 par value per share, outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,244	$19,232
Prepaid expenses and other current assets	1,044	308
Accounts and grants receivable	52	84
Total current assets	10,340	19,624
Property and equipment, net	2,122	2,449
Intangible assets, net	2,309	2,401
Operating lease asset, net	608	882
Other assets	178	202
Total assets	$15,557	$25,558
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,080	$99
Accrued expenses	3,173	1,820
Current portion of lease liability	647	623
Deferred revenue	40	40
Total current liabilities	4,940	2,582
Long-term liabilities:
Lease liability	336	824
Other liabilities	315	265
Total long-term liabilities	651	1,089
Total liabilities	5,591	3,671
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2025, and December 31, 2024	—	—
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 19,576,924 shares issued and outstanding at September 30, 2025; 13,407,441 issued. and outstanding at December 31, 2024	19	13
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 1,484,005 shares issued and outstanding at September 30, 2025, and December 31, 2024	1	1
Additional paid-in capital	136,813	131,480
Accumulated deficit	(126,867)	(109,607)
Total stockholders’ equity	9,966	21,887
Total liabilities and stockholders’ equity	$15,557	$25,558

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Clinical trial revenue	$94	$210	$651	$1,012
Contract manufacturing lease revenue	6	186	18	377
Contract manufacturing revenue	37	377	165	400
Total revenues	137	773	834	1,789
Cost of revenues	12	91	288	435
Gross profit	125	682	546	1,354

Operating expenses
General and administrative	3,583	3,125	9,113	7,447
Research and development	3,852	2,206	9,321	6,148
Total operating expenses	7,435	5,331	18,434	13,595
Loss from operations	(7,310)	(4,649)	(17,888)	(12,241)
Other income and (expenses)
Other income, net	89	230	628	349
Total other income, net	89	230	628	349
Net loss	$(7,221)	$(4,419)	$(17,260)	$(11,892)
Deemed dividend – warrant inducement offers	—	(149)	—	(8,650)
Net loss attributable to common stockholders	$(7,221)	$(4,568)	$(17,260)	$(20,542)
Basic and diluted net loss per share	$(0.39)	$(0.34)	$(1.07)	$(2.71)
Basic and diluted weighted average common shares outstanding	18,373,198	13,627,793	16,124,871	7,572,601

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(7,221)	$(4,419)	$(17,260)	$(11,892)
Other comprehensive gains:
Net unrealized gains on available-for-sale securities	—	—	—	(1)
Total comprehensive loss	$(7,221)	$(4,419)	$(17,260)	$(11,893)

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,407,441	$13	1,484,005	$1	$131,480	$(109,607)	$21,887
Class A common stock, issued for RSUs vested	469,328	—	—	—	—	—	—
Class A common stock, withheld for taxes on RSUs vested	(182,199)	—	—	—	(252)	—	(252)
Class A common stock issued in public offering, net of issuance cost of $856	5,882,354	6	—	—	4,138	—	4,144
Equity-based compensation	—	—	—	—	1,301	—	1,301
Cash-for-Equity Program	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	(17,260)	(17,260)
Balance at September 30, 2025	19,576,924	$19	1,484,005	$1	$136,813	$(126,867)	$9,966

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2023	1,025,183	$1	1,485,560	$1	$(100)	$91,822	$(84,983)	$—	$6,741
Conversion of Class B common stock for Class A common stock	1,555	—	(1,555)	—	—	—	—	—	—
Class A common stock, issued for RSUs vested	482,246	—	—	—	—	—	—	—	—
Class A common stock, withheld for taxes on RSUs vested	(109,461)	—	—	—	—	(296)	—	—	(296)
Class A common stock, issued for PSUs vested	8,002	—	—	—	—	—	—	—	—
Class A common stock, withheld for taxes on PSUs vested	(3,268)	—	—	—	—	(17)	—	—	(17)
Collection of stock subscription receivable	—	—	—	—	100	—	—	—	100
Equity-based compensation	—	—	—	—	—	1,938	—	—	1,938
Unrealized gain attributable to change in market value of available for sale investments	—	—	—	—	—	—	—	(1)	(1)
Class A common stock issued in public offering, net of issuance cost of $2,064	4,448,792	4	—	—	—	12,862	—	—	12,866
Class A common stock issue for warrants exercised, net of issuance cost of $1,855	7,432,751	8	—	—	—	16,180	—	—	16,188
Deemed dividend – warrant inducement offers	—	—	—	—	—	8,650	(8,650)	—	0
Reverse stock split rounding adjustment	66,970	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,892)	—	(11,892)
Balance at September 30, 2024	13,352,770	$13	1,484,005	$1	$—	$131,139	$(105,525)	$(1)	$25,627

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	13,624,311	$13	1,484,005	$1	$132,288	$(119,646)	$12,656
Class A Common Stock, issued for RSUs vested	116,401	—	—	—	—	—	—
Class A Common Stock, withheld for taxes on RSUs vested	(46,142)	—	—	—	(61)	—	(61)
Class A common stock issued in public offering, net of issuance cost of $856	5,882,354	6	—	—	4,138	—	4,144
Equity-based compensation	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	(7,221)	(7,221)
Balance at September 30, 2025	19,576,924	$19	1,484,005	$1	$136,813	$(126,867)	$9,966

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Gain (Loss)	Equity
Balance at June 30, 2024	8,116,909	$8	1,484,005	$1	$—	$115,858	$(100,957)	$(1)	$14,909
Class A Common Stock, issued for RSUs vested	472,532	—	—	—	—	—	—	—	—
Class A Common Stock, withheld for taxes on RSUs vested	(105,960)	—	—	—	—	(270)	—	—	(270)
Equity-based compensation	—	—	—	—	—	1,413	—	—	1,413
Class A common stock issued in public offering, net of issuance costs of $919	2,236,026	2	—	—	—	8,142	—	—	8,144
Class A common stock issued for warrants exercised, net of issuance costs of $494	2,633,263	3	—	—	—	5,847	—	—	5,850
Deemed dividend – warrant inducement offers	—	—	—	—	—	149	(149)	—	—
Net loss	—	—	—	—	—	—	(4,419)	—	(4,419)
Balance at September 30, 2024	13,352,770	$13	1,484,005	$1	$—	$131,139	$(105,525)	$(1)	$25,627

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(17,260)	$(11,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	948	716
Interest earned on marketable securities	—	60
Equity-based compensation	1,301	1,938
Changes in operating assets and liabilities:
Accounts and grants receivable	32	(269)
Prepaid expenses and other current assets	(614)	(233)
Other assets	(97)	(10)
Accounts payable	981	248
Deferred revenue	—	(387)
Accrued expenses	1,501	(674)
Operating lease asset and lease liability	(191)	(191)
Other liabilities	50	199
Net cash used in operating activities	(13,349)	(10,495)
Cash flows from investing activities
Proceeds from the sale of marketable securities	—	352
Acquisition of property and equipment	(245)	(642)
Acquisition of intangible assets	(286)	(227)
Net cash used in investing activities	(531)	(517)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance cost	4,144	12,866
Proceeds from warrants exercised, net of issuance cost	—	16,188
Proceeds from stock subscription receivable	—	100
Payments for taxes on RSUs vested	(252)	(313)
Net cash provided by financing activities	3,892	28,841
Change in cash and cash equivalents	(9,988)	17,829
Cash and cash equivalents at beginning of the period	19,232	4,949
Cash and cash equivalents at end of the period	$9,244	$22,778
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs and PSUs into Class A common stock	$(655)	$(978)
Deemed dividend – warrant inducement offers	$—	$8,650

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Nine Month Periods Ended September 30, 2025 and 2024

1. Nature of Business, Basis of Presentation, and Liquidity

Nature of business:

Longeveron LLC was formed as a Delaware limited liability company on October 9, 2014, and was authorized to transact business in Florida on December 15, 2014. On February 12, 2021, Longeveron LLC converted its corporate form to a Delaware corporation, Longeveron Inc. (the “Company,” “Longeveron” or “we,” “us,” or “our”). The Company is a clinical stage biotechnology company developing cellular therapies for specific aging-related and life-threatening conditions. The Company operates out of its leased facilities in Miami, Florida.

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

The accompanying interim condensed balance sheet as of September 30, 2025, and the condensed statements of operations, statements of comprehensive loss, statements of changes in stockholders’ equity, and the condensed statements of cash flows for the three and nine months ended September 30, 2025 and 2024, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 28, 2025.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $17.3 million and $11.9 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, the Company had an accumulated deficit of $126.9 million. The Company expects to continue to generate operating losses for the foreseeable future.

Cash and cash equivalents as of September 30, 2025 were $9.2 million. As a result of the recently completed financing in August of 2025, and continued focus on disciplined and efficient capital allocation focused on first to market indications, the Company currently anticipates its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements late into the first quarter of 2026, based on its current operating budget and cash flow forecast. The Company also has access to an At-The-Market (ATM) equity financing vehicle for sale of up to $10.7 million aggregate market value of shares of the Company's Class A common stock. Following a successful Type C meeting with the FDA in August 2024 with respect to the Hypoplastic Left Heart Syndrome (“HLHS”) regulatory pathway, the Company has begun ramping up its biologics license application ("BLA") enabling activities, with a focus on clinical spend supporting HLHS study completion and delivering top-line results. The Company currently anticipates a potential BLA filing with the FDA in 2027 if the current ELPIS II trial in HLHS is successful. The Company expects that its current operating plan will require increased spending and additional capital investments to support these initiatives, and intends to seek additional financing through capital raises, non-dilutive funding options, and commercial partnering across all indications. There can be no assurance the Company will be able to attain future financing at terms favorable to the Company or at all. In the event the Company is unable to attain the financing needed, it will need to materially revise our current operational plan.

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

Accounts and Grants Receivable:

Accounts and grants receivable include amounts due from customers, granting institutions and others. The amounts as of September 30, 2025, and December 31, 2024 are deemed to be collectible, and no amount has been recognized for credit losses. In addition, for the clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the clinical trial revenue are recorded to deferred revenue. Advance contract manufacturing payments are recorded to deferred revenue.

Accounts and grants receivable by source, as of (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable from customers	$52	$25
National Institutes of Health – Grant	—	59
Total	$52	$84

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected in the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and nine months ended September 30, 2025 and 2024.

Deferred revenue:

The unearned portion of advanced grant funds, contract manufacturing revenues, and prepayments for clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For the nine months ended September 30, 2025 and 2024, the Company recognized less than $0.1 million, respectively, of funds that were previously classified as deferred revenue.

Revenue recognition:

The Company recognizes revenue when performance obligations related to respective revenue streams are met. For grant revenue, the Company considers the performance obligation met when the grant related expenses are incurred or supplies and materials are received. The Company is paid in tranches pursuant to terms of the related grant agreements, and then applies payments based on regular expense reimbursement submissions to grantors. There are no remaining performance obligations or variable consideration once grant expense reporting to the grantor is complete. The Company did not recognize any grant revenue during the three and nine months ended September 30, 2025 and 2024.

For clinical trial revenue, the Company considers the performance obligation met when the participant has received the treatment. The Company usually receives prepayment for these services or receives payment at the time the treatment is provided, and there are no remaining performance obligations or variable consideration once the participant received the treatment.

For contract manufacturing revenue, the Company considers the performance obligation met when the contractual obligation and/or statement of work has been satisfied. Additionally, the Company's contract manufacturing agreements include a lease component, under which customers pay a fixed monthly fee per suite to reserve and maintain a dedicated manufacturing suite with one production line. Customers may also secure additional suites based on capacity needs, which are billed at a fixed fee per suite per month. Furthermore, customers pay the Company a fixed fee per month for storage of in-process samples, vialed harvests for training, and in-process samples for product lots. As these arrangements grant customers the right to control the use of an identified space, the Company classifies the suite reservation fees and storage fees as lease revenue in accordance with ASC 842 Leases. Payment terms may vary depending on specific contract terms. In 2024 and the first three quarters of 2025, the Company derived 100% of its contract manufacturing revenue from a single customer, resulting in a significant concentration of revenue risk. Activities with this customer have substantially decreased during 2025, and no additional manufacturing or development work is currently planned. The Company does not anticipate significant future manufacturing revenue with this customer.

Revenue by source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Clinical trial revenue	$94	$210	$651	$1,012
Contract manufacturing lease revenue	6	186	18	377
Contract manufacturing revenue	37	377	165	400
Total	$137	$773	$834	$1,789

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

Income Taxes:

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company recorded no tax provision for the three and nine months ended September 30, 2025 and 2024 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination, or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of September 30, 2025 and December 31, 2024, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

3. Money Market Funds and Fair Value Measurement

The following is summary of money market funds that the Company measures at fair value (in thousands):

	Fair Value at September 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,300	$—	$—	$6,300
Accrued income	25	—	—	25
Total money market funds	$6,325	$—	$—	$6,325

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$6,877	$—	$—	$6,877
Accrued income	25	—	—	25
Total money market funds	$6,902	$—	$—	$6,902

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of September 30, 2025 and December 31, 2024, the Company reported accrued interest receivable related to money market funds of less than $0.1 million. These amounts are recorded in other assets on the condensed balance sheets and are not included in the carrying value of the money market funds.

4. Property and Equipment, Net

Major components of property and equipment are as follows (in thousands):

	Useful Lives	September 30, 2025	December 31, 2024
Leasehold improvements	10 years	$4,410	$4,402
Furniture/Lab equipment	7 years	3,284	3,063
Computer equipment	5 years	137	120
Software/Website	3 years	38	38
Total property and equipment		7,869	7,623
Less accumulated depreciation and amortization		5,747	5,174
Property and equipment, net		$2,122	$2,449

Depreciation and amortization expense amounted to approximately $0.2 million for each of the three-month periods ended September 30, 2025 and 2024, and $0.6 million and $0.5 million for the nine-month periods ended September 30, 2025 and 2024 , respectively.

5. Intangible Assets, Net

Major components of intangible assets as of September 30, 2025, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,300)	$743
Patent costs	20 years	1,550	(209)	1,341
Trademark costs		225	—	225
Total		$3,818	$(1,509)	$2,309

Major components of intangible assets as of December 31, 2024, are as follows (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,132)	$911
Patent costs	20 years	1,273	—	1,273
Trademark costs		217	—	217
Total		$3,533	$(1,132)	$2,401

Amortization expense related to intangible assets amounted to approximately $0.1 million for each of the three-month periods ended September 30, 2025 and 2024 and $0.4 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Future amortization expense for intangible assets as of September 30, 2025 is as follows (in thousands):

Years Ending December 31,	Amount
2025 (remaining three months)	$72
2026	166
2027	126
2028	126
2029	126
Thereafter	1,468
Total	$2,084

6. Leases

The Company records a right-of-use operating lease asset and a lease liability related to its operating leases (there are no finance leases). The Company’s corporate office lease expires in March 2027. As of September 30, 2025, the operating lease asset and lease liability were approximately $0.6 million and $1.0 million, respectively. As of December 31, 2024, the operating lease asset and lease liability were approximately $0.9 million and $1.4 million, respectively.

Future minimum payments under the operating leases as of September 30, 2025, are as follows (in thousands):

Years Ending December 31,	Amount
2025 (remaining three months)	$170
2026	682
2027	169
Total	1,021
Less: Interest	(38)
Present value of operating lease liability	$983

During each of the three months ended September 30, 2025 and 2024, the Company incurred approximately $0.2 million of total lease costs and for the nine month periods ended September 30, 2025 and 2024, the Company incurred approximately $0.5 million and $0.6 million of total lease costs, respectively, that are included in the general and administrative expenses in the condensed statements of operations.

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

During the nine months ended September 30, 2025, stockholders converted no shares of Class B common stock into shares of Class A common stock. During the year ended December 31, 2024, stockholders converted 1,555 shares of Class B common stock into 1,555 shares of Class A common stock.

Warrants

Summary of Warrants Outstanding

As of September 30, 2025, warrants exercisable for an aggregate of up to 21,920,318 shares of the Company’s Class A common stock remain outstanding. This includes:

•
warrants exercisable for up to 5,536 shares of Class A common stock at an exercise price of $120.00 per share, which expire February 12, 2026.
•
warrants exercisable for up to 4,679 shares of Class A common stock at an exercise price of $175.00 per share, which expire December 1, 2026.
•
warrants exercisable for up to 16,971 shares of Class A common stock at an exercise price of $20.625 per share, which expire October 11, 2028.
•
warrants exercisable for up to 135,531 shares of Class A common stock at an exercise price of $16.20 per share, which expire June 22, 2029.
•
warrants exercisable for up to 9,489 shares of Class A common stock at an exercise price of $21.813 per share, which expire December 20, 2028.
•
warrants exercisable for up to 297,872 shares of Class A common stock at an exercise price of $2.35 per share, which expire April 10, 2029.

•
warrants exercisable for up to 154,894 shares of Class A common stock at an exercise price of $2.9375 per share, which expire April 8, 2029.
•
warrants exercisable for up to 2,349,744 shares of Class A common stock at an exercise price of $2.35 per share, which expire April 18, 2029.
•
warrants exercisable for up to 167,982 shares of Class A common stock at an exercise price of $3.25 per share, which expire April 18, 2029.
•
warrants exercisable for up to 49,130 shares of Class A common stock at an exercise price of $2.9375 per share, which expire June 18, 2026.
•
warrants exercisable for up to 926,596 shares of Class A common stock at an exercise price of $2.50 per share, which expire June 18, 2026.
•
warrants exercisable for up to 118,852 shares of Class A common stock at an exercise price of $3.25 per share, which expire June 18, 2026.
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
•
warrants exercisable for up to 14,705,885 shares of Class A common stock at an exercise price of $0.85 per share, which expire August 11, 2027.
•
warrants exercisable for up to 411,765 shares of Class A common stock at an exercise price of $1.0625 per share, which expire August 11, 2027.

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

RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date and a tax liability is calculated based on each individual’s tax bracket. During the nine months ended September 30, 2025, a total of 469,328 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 182,199 Class A common stock shares to satisfy employee tax liabilities. During the year ended December 31, 2024, a total of 566,904 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 142,306 Class A common stock shares to satisfy employee tax liabilities. The shares withheld are available for reissuance pursuant to the 2021 Incentive Plan. Each RSU grant made during the nine months ended September 30, 2025 and during 2024 was expensed ratably over its respective vesting period, with prorated adjustments made as needed to align with grant dates and the applicable service periods.

As of September 30, 2025, and December 31, 2024, the Company had 1,563,266 and 806,001, respectively of RSUs outstanding (unvested).

RSU activity for the nine months ended September 30, 2025, was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2024	806,001
RSU granted	1,309,593
RSUs vested	(469,328)
RSU expired/forfeited	(83,000)
Outstanding (unvested) at September 30, 2025	1,563,266

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of options is equal to the fair market value of the Company’s Class A common stock as of the grant date. Options historically granted have generally become exercisable over three or four years and expire ten years from the date of grant.

The fair value of the options issued in 2025 were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 5 years; volatility of 75.94%; and risk-free interest rate based on the grant date of 3.84%. The fair value of the options issued during 2024 were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility ranging from 79%-95%; and risk-free interest rate based on the grant date ranging from of 3.79% to 4.52%. Each option grant is being expensed ratably over the option vesting periods, with prorated adjustments made as needed to align with grant dates and applicable service period.

As of September 30, 2025 and December 31, 2024, the Company has recorded issued and outstanding options to purchase a total of 755,967 and 121,186 shares of Class A common stock, respectively, pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $3.54 and $15.09 per share, respectively.

For the nine months ended September 30, 2025:

Number of Stock Options
Stock options vested (based on ratable vesting)	360,665
Stock options unvested	395,302
Total stock options outstanding at September 30, 2025	755,967

For the year ended December 31, 2024:

Number of Stock Options
Stock options vested (based on ratable vesting)	31,713
Stock options unvested	89,473
Total stock options outstanding at December 31, 2024	121,186

Stock option activity for the nine months ended September 30, 2025, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	121,186	$15.09
Options granted	637,601	1.42
Options exercised	—	—
Options expired/forfeited	(2,820)	22.55
Outstanding at September 30, 2025	755,967	$3.54

For the three months ended September 30, 2025 and 2024, the equity-based compensation expense amounted to approximately $0.4 million and $1.4 million, respectively, and for the nine months ended September 30, 2025 and 2024, the equity-based compensation expense amounted to approximately $1.3 million and $1.9 million, respectively, which is included in the research and development and general and administrative expenses in the condensed statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the remaining unrecognized RSUs compensation of approximately $2.2 million will be recognized over approximately 2.13 years. The remaining unrecognized stock options compensation of approximately $0.2 million will be recognized over approximately 1.58 years.

9. Commitments and Contingencies

Master Services and Clinical Studies Agreements:

During 2024, the Company terminated its active master services agreements with third parties that were previously engaged to conduct its clinical trials and manage clinical research programs and clinical development services in Japan. This termination was due to the Company’s decision in April 2024 to discontinue trial activities in Japan.

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its Chief Science Officer (CSO), under which the Company has agreed to pay the CSO $265,000 annually for his part-time services. The initial term of the agreement ended on November 22, 2024; however, with regard to the annual compensation paid to Dr. Hare, the Company continues at present to operate under the same terms on a month-to-month basis.

In addition, the Company entered into a deferred compensation agreement with the CSO to defer payment of the consulting fees earned for services rendered during 2024, which fees will be paid in a lump sum distribution in February 2027. A similar arrangement was also entered into for 2025. On March 4, 2025 and April 11, 2025, the Company entered into stock option agreements with the CSO as part of a Cash-for-Equity Program. These agreements represent settlement of (i) approximately $45,000 in previously accrued consulting fees, and (ii) the CSO's 2024 performance bonus of approximately $131,000, respectively. Pursuant to the Company's Cash-for-Equity Program, the CSO elected to receive this amount in the form of options to purchase 71,254 and 184,878 shares of the Company’s Class A Common Stock, respectively. Each award fully vested on July 1, 2025, following stockholder approval at the Company's 2025 annual meeting of stockholders on June 13, 2025, increasing the pool of the shares available for awards under the 2021 Incentive Plan. On July 1, 2025, the Company entered into an additional stock option agreement with the CSO as part of the Cash-for-Equity Program, with such agreement representing settlement of $30,000 in consulting fees earned for services rendered during the three months ended June 30, 2025. Pursuant to the Cash-for-Equity Program, the CSO elected to receive this amount in the form of fully vested options to purchase 49,219 shares of the Company’s Class A Common Stock. On July 15, 2025, the Company granted the CSO options to purchase 109,000 shares of the Company's Class A Common Stock at an exercise price of $1.47 per share, as part of his annual compensation package, with the options vesting quarterly over three years.

As of September 30, 2025 and December 31, 2024, the Company had accrued balances due to the CSO of approximately $0.3 million, included in other long-term liabilities in the accompanying condensed balance sheets.

Manufacturing Services Agreement:

On February 21, 2024, the Company entered into a five-year Supply Agreement with a third-party biotechnology company developing multiple, novel secretomes (“Secretome”), to address a spectrum of diseases driven by pathological processes, to manufacture, test, release, and supply Secretome with cardiac stem cells (the “Product”) to be used in Phase 1 and Phase 2 clinical trials (the “Secretome Agreement”). The Company bills Secretome on a variable fee basis for quality control, in process, release, and stability testing service items. Secretome also pays a monthly manufacturing suite reservation fee and hourly fee for project management services.

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

During 2025, activities under the Secretome Agreement have substantially decreased, and the Company is now only performing limited stability and other contract testing. No additional manufacturing or development activities are planned, and the Company does not anticipate significant future revenue under this arrangement.

For the three and nine months ended September 30, 2025, the Company has earned revenues of less than $0.1 million and $0.2 million, respectively, under the Secretome Agreement.

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

The milestone payment amendments shifted the triggering payments to three payments of $500,000, to be paid within six months of: (a) the completion of the first Phase 3 clinical trial of the products (based upon the final data unblinding); (b) the receipt by the Company of approval for the first new drug application (“NDA”), BLA, or other marketing or licensing application for the product; and (c) the first sale following product approval.

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $487,500 to UM, and as of September 30, 2025 and December 31, 2024, the Company had accrued $30,000 and $45,000 in milestone fees payable to UM, respectively and $15,000, respectively for patent related reimbursements based on the estimated progress to date.

The Company also entered into an additional Exclusive License Agreement with UM, signed and effective as of July 18, 2024, for technology rights developed by our CSO at UM. This License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how, SOPs, data and other all other rights related to UMP-144, entitled “A method to derive GHRHR+ cardiomyogenic cells from pluripotent stem cells (PSCs) for therapeutic and pharmacologic applications”. UM retained a non-exclusive, royalty-free, perpetual, irrevocable, worldwide right to practice, make, and use the Patent Rights or Technology for any non-profit purposes, including educational, and research purposes. In addition to those certain other royalty payments that would be due should the Company’s sublicense of the technology result in revenue, the Company also agreed to the following additional milestones and payments: $150,000 upon completion of the first Phase 3 Clinical Trial; and $250,000 upon issuance of a biologics license application or new drug application based on the licensed technology. The Company has the right to terminate the new UM License for convenience upon 90 days’ prior written notice, and both parties have additional termination rights for material breach of the agreement.

To date, the Company has made payments totaling $5,000 to UM, and as of September 30, 2025, the Company had not yet accrued any milestone fees payable to UM.

CD271

On December 22, 2016, the Company entered into an exclusive license agreement with an affiliated entity of Dr. Joshua Hare, JMH MD Holdings, LLC (“JMHMD”), for the use of CD271 cellular therapy technology, pursuant to which the Company is required to pay JMHMD a running royalty in an amount equal to one percent of the annual net sales of the licensed product(s) used, leased, or sold by or for the Company by any sub-licensees, payable on a country-by-country basis beginning on the date of first commercial sale and ending on the latter of expiration of the last to expire patent rights in such country or ten years from the first commercial sale in such country (provided that if all claims within the patent rights have expired or been finally deemed invalid then the royalty will be reduced by 50%), and which may also be reduced to the extent the Company is required to pay royalties to a third party for the same product or process.

Under the agreement, the Company is required to use commercially reasonable efforts to achieve the following milestones: (i) submit an investigational new drug application to FDA (or international equivalent) within one year of the effective date of agreement, (ii) initiate a clinical trial utilizing bone marrow derived CD271+ Precursor Cells within three years of the effective date; provided, that any of the milestones may be extended for up to six months for a total of three times by notice and payment of a five thousand dollar extension fee. The agreement is to remain in effect until either the date all issued patents and filed patent applications have expired or been abandoned, or 20 years after the date of FDA approval of the last commercialized product or process arising from the patent rights whichever comes later. If the Company sublicenses the technology, it is also required to pay an amount equal to 10% of the net sales of the sub-licensees.

There were no license fees due as of September 30, 2025 and December 31, 2024 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

Contingencies – Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of September 30, 2025, the Company is not aware of any legal proceedings or material developments requiring disclosure.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who are eligible upon date of hire. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $0.2 million and $0.1 million to the Plan during the nine months ended September 30, 2025 and 2024, respectively, and less than $0.1 million to the Plan during the three months ended September 30, 2025 and 2024, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding equity-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Nine months ended September 30,
	2025	2024
RSUs	1,563	753
Stock options	756	121
Warrants	21,920	6,806
Total	24,239	7,680

12. Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer ("CEO"), and the Company manages its operations as a single operating segment focused on developing regenerative medicines to address unmet medical needs. The company’s measure of segment profit or loss is net loss. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. All material long-lived assets of the Company are located in the United States and Company’s revenues are derived from the United States, the Bahamas and Israel. The total assets of the one reporting segment are disclosed on the condensed balance sheets as of September 30, 2025 and December 31, 2024.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reportable segment:

	Three months ended September 30,
	2025	2024
Revenues(1)	$137	$773
Less:
Cost of revenues	12	91
R&D costs(2)	1,964	551
G&A costs(3)	1,591	1,447
Personnel costs(4)	2,368	2,995
Other segment items(5)	1,423	108
Net loss	$(7,221)	$(4,419)

	Nine Months Ended September 30,
	2025	2024
Revenues(1)	$834	$1,789
Less:
Cost of revenues	288	435
R&D costs(2)	2,837	1,925
G&A costs(3)	4,379	4,094
Personnel costs(4)	9,736	6,561
Other segment items(5)	854	666
Net loss	$(17,260)	$(11,892)

(1) Includes Contract Manufacturing and Clinical Trial revenue

(2) Includes Clinical Development, Research & Discovery, CMC

(3) Includes Executive, Finance, Legal, Business Operations

(4) Includes compensation, benefits and equity-based compensation

(5) Includes depreciation and amortization, (interest income) and other specific charges

13. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

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
•
the ability of our clinical trials to demonstrate safety and efficacy of our investigational product candidates, and other positive results;
•
the timing and focus of our ongoing and future preclinical studies and clinical trials, and the reporting of data from those studies and trials;
•
the size of the market opportunity for certain of our investigational product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;
•
our ability to scale production and commercialize the investigational product candidate for certain indications;
•
the success of competing therapies that are or may become available;
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our investigational product candidates;
•
our ability to obtain and maintain regulatory approval of our investigational product candidates in the U.S., and other jurisdictions;
•
our plans relating to the further development of our investigational product candidates, including additional disease states or indications we may pursue;
•
the potential disruptive impact of the ongoing U.S. federal government shutdown upon our operations, clinical development programs, and capital raising efforts;
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

Introduction and Overview

We are a clinical stage biotechnology company developing regenerative medicines to address unmet medical needs. Our lead investigational product candidate is laromestrocel, formerly referred to as Lomecel-B™.

Laromestrocel is a proprietary, scalable, allogeneic cellular therapy that has multiple modes of action that include pro-vascular, pro-regenerative, and anti-inflammatory mechanisms, that collectively promote tissue repair and healing. Laromestrocel possesses broad potential applications across a spectrum of disease areas. Our mission is to continue to advance the development and regulatory approval of laromestrocel in order to make it available for patients who may need it.

Since our founding in 2014, we have focused the majority of our time and resources on the following: organizing and staffing our company, building, staffing and equipping a cGMP manufacturing facility with research and development labs, business planning, raising capital, establishing our intellectual property portfolio, generating clinical safety and efficacy data in our selected disease conditions and indications, and developing and expanding our manufacturing processes and capabilities to support both internal and external development programs.

We manufacture our own investigational product candidates for early-phase clinical trials and have initiated enhancements to our Chemistry, Manufacturing and Controls (CMC) infrastructure to support future Biologics License Application (BLA) submissions. These efforts include planning for process and analytical method validation as well as commercial production readiness. As part of our ongoing preparations for a potential BLA submission for our lead investigational product candidate for Hypoplastic Left Heart Syndrome (HLHS), we have made a strategic decision to pursue commercial manufacturing through a third-party contract development and manufacturing organization (CDMO), rather than renovating our existing Miami facility for commercial-scale production. This decision was based on a comprehensive evaluation of multiple factors, including cost, timeline feasibility, and scalability. We believe this approach offers a more cost-effective and timely path to support our BLA submission and potential commercial launch. Our Miami manufacturing facility includes eight clean rooms, two research and development laboratories, and warehouse and storage space. This facility will continue to support clinical development, research and early-phase manufacturing for our current and future clinical trials. We have supply contracts with multiple third parties for fresh bone marrow, which we use to produce our investigational product candidate for clinical testing and research and development. From time to time, we enter into contract development and manufacturing contracts or arrangements with third parties who seek to utilize our product development capabilities.

Recent Developments – Government Shutdown

In September 2025, the U.S. federal government entered a partial shutdown due to a lapse in appropriations, which remains ongoing as of the date of this Quarterly Report on Form 10-Q. During this period, certain regulatory agencies, including the FDA and the SEC, have operated with limited staffing and reduced capacity. These limitations may delay regulatory communications, guidance, or review activities related to our laromestrocel INDs, clinical-trial amendments and activities, and Chemistry, Manufacturing and Controls (CMC) submissions, and may also affect the timing of SEC or FDA review of company filings, financing-related documentation, and federal grant or funding applications.

To date, we have not experienced a material disruption to our operations or clinical-development programs; however, the duration and impact of the shutdown remains uncertain. We continue to monitor potential impacts on planned interactions with the FDA, including any future meetings related to laromestrocel for HLHS and other clinical development programs. A further prolonged federal government shutdown could delay regulatory feedback, clinical-site activation, or data-submission schedules; postpone the review or award of grant funding; and affect the timing or completion of public or private financing transactions, any of which could adversely impact our ability to fund continuing operations and clinical development activities.

Financial Overview

Since the time that we became a publicly traded company in February 2021, we have sold 18,568,594 shares of Class A common stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of September 30, 2025, warrants exercisable for an aggregate of up to 21,920,318 shares of a Company's Class A common stock remain outstanding at exercise prices ranging from $0.85 per share to $175.00 per share.

In the third quarter of 2025, we undertook two capital raising transactions. First, on August 11, 2025, we closed a public offering of 5,882,354 shares of Class A common stock and pre-funded warrants, which were sold together with Class A common warrants to purchase up to 14,705,885 shares of Class A Common Stock. The combined public offering price was $0.85 per share of Class A common stock and related Class A common stock warrants and $0.849 per pre-funded warrant and related Class A common stock warrants. The gross proceeds to the Company from the offering were approximately $5.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. On September 19, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) providing for the sale and issuance by the Company of shares of Class A common stock from time to time, through or to H.C. Wainwright & Co., LLC (“Wainwright) as the Company’s sales agent or principal. The aggregate market value of the shares of Class A common stock eligible for sale under the ATM prospectus supplement is currently $10.7 million. See further discussion of these transactions under Capital Raising Efforts in LIQUIDITY AND CAPITAL RESOURCES section below.

When appropriate funding opportunities arise, we routinely apply for grant funding to support our ongoing research and since 2016 we have received approximately $16.3 million in grant awards ($11.5 million of which has been directly awarded to us and is recognized as revenue when the performance obligations are met) from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”), the National Heart Lung and Blood Institute (“NHLBI”) of the NIH, the Alzheimer’s Association, the Maryland Stem Cell Research Fund (“MSCRF”) of the Maryland Technology Development Corporation, or TEDCO, and the XPRIZE Foundation, Inc. On May 12, 2025, we announced our selection as a semi-finalist team and recipient of a $250,000 Milestone 1 Award in the XPRIZE Healthspan competition, a seven-year, $101 million global competition to identify therapeutic approaches to increase human health span.

We do not yet have a product that has been approved by the FDA, and have only generated revenues from grants, the Bahamas Registry Trials and contract manufacturing. We have not yet achieved profitable operations or generated positive cash flows from operations. We have incurred recurring losses from operations since our inception, and as of September 30, 2025 we had an accumulated deficit of $126.9 million. We expect to continue to generate operating losses for the foreseeable future. As a result of the recently completed financing in August of 2025, and continued focus on disciplined and efficient capital allocation focused on first to market indications, we currently anticipate our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements late into the first quarter of 2026. As discussed above, the Company also has access to an ATM equity financing vehicle for sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock. We expect that our current operating plan will require increased spending and additional capital investments to support these initiatives and we intend to seek additional financing through capital raises, non-dilutive funding options, and commercial partnering across all indications. There can be no assurance we will be able to attain future financing at terms favorable to us or at all. In the event we are unable to attain the financing needed, we will need to materially revise our current operational plans.

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

Operational Overview

We are currently in clinical development of a single investigational product candidate, laromestrocel, for three potential indications: HLHS, Alzheimer’s disease (“AD”), and pediatric Dilated Cardiomyopathy (“DCM”). We are not currently active with a fourth indication, Aging-related Frailty, following our decision to discontinue clinical trial activities in Japan in 2024.

Figure 1: Laromestrocel clinical development pipeline

* Pivotal Phase 2b ELPIS II study; enrollment completed June 24, 2025

** Not currently active for 2025

*** IND approved by FDA in late June 2025; The accepted IND application provides for moving directly to a single Phase 2 pivotal registrational clinical trial

As of November 2025, we have completed five U.S. clinical studies of laromestrocel: ELPIS I Phase 1 (HLHS), Phase 1 and "CLEAR MIND Trial", Phase 2a (AD), Phase 1/2 and Phase 2b Aging-related Frailty. We currently have one fully enrolled, ongoing clinical trial: ELPIS II Phase 2b (HLHS). Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee. The Bahamas Registry Trials may administer laromestrocel to eligible participants at private clinics in Nassau for a variety of indications. While laromestrocel is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in the Registry Trial.

Hypoplastic Left Heart Syndrome (HLHS)

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

The FDA granted laromestrocel for the treatment of HLHS a Rare Pediatric Disease (“RPD”) Designation (on November 8, 2021), Orphan Drug Designation (“ODD”) (on December 2, 2021), and Fast Track Designation (on August 24, 2022). We are currently conducting an ongoing Phase 2b clinical trial (ELPIS II) under FDA IND 17677. ELPIS II is a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate laromestrocel as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery which is typically performed at 4-6 months after birth. The primary objective is to evaluate change in right ventricular ejection fraction after laromestrocel treatment versus standard-of-care surgery alone (40 subjects total: 20 per arm).

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

Alzheimer’s disease (AD)

AD, a devastating neurologic disease leading to cognitive decline, currently has very limited therapeutic options. An estimated 6.7 million Americans aged 65 and older have AD, and this number is projected to more than double by 2060. In September 2023, we completed our Phase 2a AD clinical trial, known as the CLEAR MIND trial. This trial enrolled patients with mild AD and was designed as a randomized, double-blind, placebo-controlled study across ten U.S. centers. Our primary objective was to assess safety, and preliminary efficacy for three distinct laromestrocel dosing regimens against placebo.

The study demonstrated positive results. The established safety profile of laromestrocel was safe and well tolerated when administered as single or multiple doses, with no incidence of hypersensitivity or infusion-related reactions. In addition, there were no cases of amyloid-related imaging abnormalities (ARIA). With regard to efficacy, laromestrocel showed slowing/prevention of disease worsening relative to placebo. The unadjusted p-values for a several secondary efficacy endpoint composite AD score (“CADS”) for both the low-dose laromestrocel group and the pooled treatment groups compared to placebo suggested significance, indicating potential signals of efficacy. Other doses also indicated promising results in slowing/prevention of disease worsening. Additionally, an improvement versus placebo was observed in the Montreal cognitive assessment (“MoCA”) and in the activity of daily living observed by a caregiver and measured by Alzheimer’s disease Cooperative Study Activities of Daily Living (“ADCS-ADL”) with unadjusted p-values suggestive of significance. The study indicated potential preservation of the brain volumes in some but not all AD related areas of the brain 39 weeks after treatment commenced. Brain magnetic resonance imaging (“MRI”) results demonstrated a 48% reduction in whole brain volume loss, 62% reduction in hippocampal volume loss, and potential improvement in neuroinflammation in some but not all brain regions via diffusion tensor imaging (DTI).

Based on these results, in July 2024, the FDA granted Regenerative Medicine Advanced Therapeutics (RMAT) Designation and Fast Track designation to laromestrocel for the treatment of mild AD.

We believe laromestrocel is the only investigational product candidate to be granted RMAT designation for mild AD to date. In March 2025, Longeveron announced a positive Type B Meeting with the FDA supporting the advancement of laromestrocel as a potential treatment for mild AD. As a result of the Type B meeting, we reached foundational alignment with the FDA on the overall study design for a proposed single, pivotal, seamless adaptive Phase 2/3 clinical trial, including proposed AD patient population, proposed placebo control, laromestrocel dose selection and frequency, trial duration, and trial endpoints. To accelerate the pathway to potential approval of laromestrocel for the treatment of mild AD, the FDA agreed to consider a BLA based on positive interim trial results from the planned single study. Our objective is to forge strategic collaborations and/or partnerships for the advancement of laromestrocel in addressing AD.

We have filed patent applications relating to the treatment of AD using laromestrocel in Australia, the Bahamas, Canada, China, the European Patent Office, Hong Kong, Israel, Japan, New Zealand, South Korea, Singapore, South Africa, and the United States. We have also filed another family of patent applications relating to improving Brain Architecture in Alzheimer’s disease using laromestrocel in the Bahamas, Taiwan, in addition to an application under the Patent Cooperation Treaty (PCT).

Pediatric Dilated Cardiomyopathy (DCM)

DCM is a rare and life-threatening cardiovascular condition with unmet medical needs. Pediatric cardiomyopathies affect at least 100,000 children worldwide. DCM is the most common form of cardiomyopathy in children. About 50 to 60 percent of all pediatric cardiomyopathy cases are diagnosed as dilated. DCM is characterized by dilation and impaired systolic function of the left ventricle or both ventricles, typically in the absence of ischemia, abnormal loading conditions, or physiologic insult (e.g., sepsis). Diagnostic criteria for DCM includes reduced measures of ventricular function combined with increased ventricular volumes adjusted for body size on cardiac imaging (left ventricular end-diastolic diameter (LVEDD) and left ventricular end-systolic diameter (LVESD) z-scores > 2). Treatments for DCM aim to ameliorate symptoms, reduce progression of disease, and prevent life-threatening arrhythmias. Treatment for DCM remains a complex challenge, marked by several limitations.

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

In July 2025, we announced that the FDA approved the Investigational New Drug (IND) application for its stem cell therapy laromestrocel as a potential treatment for pediatric DCM. The accepted IND application provides for moving directly to a single Phase 2 pivotal registration clinical trial in 2026, subject to obtaining necessary financing.

Summary of Clinical Development Strategy

Our core strategy is to become a world-leading regenerative medicine company through the development, approval, and commercialization of novel cell therapy products for unmet medical needs, with a near-term focus on HLHS. Key elements are as follows.

•
Execution of ELPIS II to measure the efficacy of laromestrocel in HLHS. This trial is ongoing and is being conducted in collaboration with the NHLBI through grants from the NIH. As announced on June 24, 2025, the trial has reached full enrollment and we anticipate top-line trial results for ELPIS II in the third quarter of 2026. We currently anticipate a potential BLA filing with the FDA in 2027 if the current ELPIS II trial in HLHS is successful.
•
Continue to pursue the therapeutic potential of laromestrocel in mild AD. Our Phase 2a trial CLEAR MIND Trial met its primary safety endpoint across all treatment groups, with no safety concerns identified. The trial demonstrated nominal statistical significance on the secondary CADS composite endpoint, suggesting a potential benefit of laromestrocel compared with placebo in maintaining cognitive function and slowing brain structural decline. Specifically, MRI analyses indicated that patients treated with laromestrocel experienced a slowing of whole-brain volume loss and preservation of key brain regions, including left hippocampal volume, relative to placebo. These findings are hypothesis-generating and support further investigation of laromestrocel in mild AD. We plan to continue in-depth analyses of the data to refine our clinical development strategy. Our overarching objective is to advance laromestrocel through strategic collaborations and partnerships, with the goal of addressing the significant unmet medical need in AD.
•
Preparation and initiation of a Phase 2 pivotal registrational clinical trial for DCM in 2026, subject to obtaining necessary financing. As announced on July 8, 2025, the FDA approved the Investigational New Drug (IND) application for our stem cell therapy laromestrocel as a potential treatment for pediatric Dilated Cardiomyopathy (DCM).
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
•
Expand our manufacturing capabilities. We operate a current good manufacturing practice (“cGMP”)-compliant manufacturing facility and produce our own product candidates for early-phase testing. We continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy supply for clinical trials product and certain CDMO contractual obligations.
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
•
Investigational product candidate development pipeline through internal research and development, and in-licensing. Through our research and development program, and through strategic in-licensing agreements, or other business development arrangements, we intend to actively explore promising potential additions to our pipeline.
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

Components of Our Results of Operations

Revenue

We have generated revenue from three sources:

•
The Bahamas Registry Trials. Participants in The Bahamas Registry Trials pay us a fee to receive laromestrocel, imported into The Bahamas, and administered at Lyford Cay Hospital, a private medical clinic in Nassau. The fee is recognized as revenue and is used to pay for the costs associated with manufacturing and testing of laromestrocel, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. Laromestrocel is considered an investigational treatment in The Bahamas and is not licensed for commercial sale.
•
Contract development and manufacturing services. From time to time, we enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities. These agreements may include research, process development, and manufacturing services tailored to customer needs. In February 2024, we entered into our first manufacturing services contract with a third-party biotechnology company, under which activity has since wound down and is now limited to stability and other contract testing. Revenue from this contract is recognized over time as the services are provided. Additionally, the customer pays a fixed monthly fee per suite to reserve and maintain a dedicated manufacturing suite and storage space. Additional suites may also be secured based on capacity needs, which are billed at a fixed fee per suite per month.
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

Research and development include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, equity-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. We accrue for costs incurred by external service providers, including contract research organizations ("CROs") and clinical investigators, based on estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, subject enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, we may also record payments made to those providers as prepaid expenses that will be recognized as expense in future periods as the related services are rendered.

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

Income Taxes

No provision for income taxes has been recorded for the three and nine months ended September 30, 2025 and 2024. We may incur income taxes in the future if we have earnings. At this time, the Company has not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Increase
	2025	2024	(Decrease)
Revenues	$137	$773	$(636)
Cost of revenues	12	91	(79)
Gross profit	125	682	(557)
Expenses
General and administrative	3,583	3,125	458
Research and development	3,852	2,206	1,646
Total operating expenses	7,435	5,331	2,104

Loss from operations	(7,310)	(4,649)	(2,661)
Other income	89	230	(141)
Net loss	$(7,221)	$(4,419)	$(2,802)

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended September 30, 2025 and 2024 were $0.1 million and $0.8 million, respectively. Revenues decreased $0.7 million, or 82%, for the three months ended September 30, 2025, compared to the same period in 2024 primarily due to reduced demand for contract manufacturing services.

Clinical trial revenue, which is derived from the Bahamas Registry Trial, for each of the three months ended September 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively. Contract manufacturing revenue for the three months ended September 30, 2025 was $43,000 from our manufacturing services contract, which is a decrease of $0.5 million, or 92%, when compared to the $0.6 million in contract manufacturing revenue for the three months ended September 30, 2024. This decrease was driven by a substantial reduction in activities under the Secretome Agreement; no additional manufacturing or development activities are planned, and the Company is now limited to performing stability testing and other contract testing services.

Related cost of revenues were $12,000 and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. This resulted in a gross profit of approximately $0.1 million for the three months ended September 30, 2025, a decrease of $0.6 million, or 82%, when compared with a gross profit of $0.7 million for 2024.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2025 increased to approximately $3.6 million, compared to $3.1 million for the same period in 2024. The increase of approximately $0.5 million, or 15%, was primarily related to an increase of $0.3 million in personnel and related costs in 2025, including increased severance and equity-based compensation, $0.1 million in legal expenses and $0.1 million in other operating costs.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2025 increased to approximately $3.9 million, from approximately $2.2 million for the same period in 2024. The increase of $1.7 million, or 75%, was primarily driven by a $1.1 million increase in supplies and costs associated with technology transfer, including non-clinical manufacturing batches and a $0.4 million increase in personnel and related costs, including equity-based compensation, both primarily in support of advancing our readiness for future commercial production as part of our BLA-enabling efforts.

Research and development expenses consisted primarily of the following items (in thousands):

	Three Months Ended September 30,
	2025	2024
Employee compensation and benefits	$1,576	$853
Supplies and costs to manufacture laromestrocel	1,224	110
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	358	441
Depreciation	193	178
Equity-based compensation	213	464
Amortization	72	56
Travel	76	25
Other activities	140	79
	$3,852	$2,206

Other Income (Expense): Other income for the three months ended September 30, 2025 was $0.1 million, primarily consisting of $0.1 million of interest earned on money market funds. Other income for the three months ended September 30, 2024 was $0.2 million as a result of interest earned on money market funds.

Net Loss: Net loss increased to approximately $7.2 million for the three months ended September 30, 2025 from a net loss of $4.4 million for the same period in 2024. This increase of $2.8 million, or 63%,was due to the factors outlined above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Increase
	2025	2024	(Decrease)
Revenues	$834	$1,789	$(955)
Cost of revenues	288	435	(147)
Gross profit	546	1,354	(808)
Expenses
General and administrative	9,113	7,447	1,666
Research and development	9,321	6,148	3,173
Total operating expenses	18,434	13,595	4,839

Loss from operations	(17,888)	(12,241)	(5,647)
Other income	628	349	279
Net loss	$(17,260)	$(11,892)	$(5,368)

Revenues, Cost of Revenues and Gross Profit: Revenues for the nine months ended September 30, 2025 and 2024 were $0.8 million and $1.8 million, respectively. This represents a decrease of $1.0 million, or 53%, in 2025 compared to 2024, driven primarily by a decreased participant demand for our Bahamas Registry Trial and reduced demand for contract manufacturing services from our third-party client.

Clinical trial revenue, which is derived from the Bahamas Registry Trial, for the nine months ended September 30, 2025 and 2024 was $0.7 million and $1.0 million, respectively. Clinical trial revenue for the nine months ended September 30, 2025 decreased by $0.3 million, or 36%, when compared to 2024 as a result of decreased participant demand. Contract manufacturing revenue for the nine months ended September 30, 2025 was $0.2 million from our manufacturing services contract, which is a decrease of $0.6 million, or 76%, when compared to the $0.8 million in contract manufacturing revenue for the nine months ended September 30, 2024. This decrease was driven by a substantial reduction in activities under the Secretome Agreement; no additional manufacturing or development activities are planned, and the Company is now limited to performing stability testing and other contract testing services.

Related cost of revenues was $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. This resulted in a gross profit of approximately $0.5 million for the nine months ended September 30, 2025, a decrease of $0.9 million, or 60%, when compared with a gross profit of $1.4 million for 2024.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2025 increased to approximately $9.1 million, compared to $7.4 million for the same period in 2024. The increase of approximately $1.7 million, or 22%, was primarily related to an increase in personnel and related costs in 2025, including increased severance and equity-based compensation.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2025 increased to approximately $9.3 million, from approximately $6.1 million for the same period in 2024. The increase of $3.2 million, or 52%, was primarily driven by a $1.8 million increase in personnel and related costs, including equity-based compensation, $1.2 million increase in supplies and costs associated with technology transfer, including non-clinical manufacturing batches that advance our readiness for future commercial production as part of our BLA-enabling efforts and a $0.2 million increase in amortization expense related to patent costs.

Research and development expenses consisted primarily of the following items (in thousands):

	Nine Months Ended September 30,
	2025	2024
Employee compensation and benefits	$4,506	$2,531
Supplies and costs to manufacture laromestrocel	1,474	254
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	1,333	1,671
Depreciation	571	548
Equity-based compensation	525	677
Amortization	377	168
Travel	181	97
Other activities	354	202
	$9,321	$6,148

Other Income (Expense): Other income for the nine months ended September 30, 2025 was $0.6 million, primarily consisting of $0.3 million received as a recipient of a Milestone 1 Award in the XPRIZE Healthspan competition and $0.3 million interest earned on money market funds. Other income for the nine months ended September 30, 2024 was $0.3 million as result of interest earned on money market funds and marketable securities.

Net Loss: Net loss increased to approximately $17.3 million for the nine months ended September 30, 2025 from a net loss of $11.9 million for the same period in 2024. The increase in the net loss of $5.4 million, or 45%, was for the reasons outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(13,349)	$(10,495)
Net cash used in investing activities	(531)	(517)
Net cash provided by financing activities	3,892	28,841
Change in cash and cash equivalents	$(9,988)	$17,829

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2025 was $13.3 million, consisting primarily of our net loss of $17.3 million and payments of $0.7 million in prepaid expenses and other assets. This was partially offset by non-cash expenses of $1.3 million for equity-based compensation expenses, $0.9 million for depreciation and amortization and $2.5 million for accounts payable and accrued expenses. Net cash used in operating activities for the nine months ended September 30, 2024 was $10.5 million, consisting primarily of our net loss of $11.9 million and payments of $0.2 million in prepaid expenses and other assets, and $0.7 million for accrued expenses. This was partially offset by non-cash expenses of $1.9 million for equity-based compensation and $0.7 million for depreciation and amortization.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2025 was $0.5 million consisting primarily of purchases of property and equipment and intangible assets. Net cash used in investing activities for the nine months ended September 30, 2024 was $0.5 million consisting primarily of purchases of property and equipment and intangible assets which was partially offset by the redemption of marketable securities.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 was $3.9 million for proceeds from the issuance of common stock of $4.1 million which was partially offset by the payment of taxes upon vesting of restricted stock units (“RSUs”). Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $28.8 million for proceeds from the issuance of common stock of $12.9 million and warrants exercised of $16.2 million which was partially offset by the payment of taxes upon vesting of RSUs.

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

To date, we have financed our operations primarily through our IPO, registered and private placement equity financings, grant awards, fees generated from the Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $118.0 million in gross proceeds from the issuance of equity. At September 30, 2025, the Company had cash and cash equivalents of $9.2 million and working capital of approximately $5.4 million.

Cash and cash equivalents as of September 30, 2025 were $9.2 million. As a result of the recently completed financing in August, we currently anticipate our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements late into the first quarter of 2026 based on our current operating budget and cash flow forecast. Our operating costs will continue to be substantial for the foreseeable future in connection with our ongoing activities. In past years we have been able to fund a large portion of our clinical programs with the use of grant funding.

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
•
seek regulatory approval for any product candidates that successfully complete clinical development, including a potential BLA filing with the FDA in 2027 for HLHS if the current ELPIS II trial is successful;
•
advance CMC activities to support BLA readiness; and
•
expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

We intend to seek additional financing opportunities, capital raises, as well as non-dilutive funding options to support our operating plans. Additionally, following a positive Type B meeting with the FDA in March 2025 with respect to the AD regulatory pathway, we are focused on seeking partnership opportunities and/or non-dilutive funding for the AD program, including a proposed single, pivotal seamless adaptive Phase 2/3 clinical trial. There can be no assurance we will be able to attain future financing at terms favorable to us or at all. In the event we are unable to attain the financing needed, we will need to materially revise our current operational plan.

Capital Raising Efforts

Since the time that we became a publicly traded company in February 2021, we have sold 18,568,594 shares of Class A common stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of September 30, 2025, warrants exercisable for an aggregate of up to 21,920,318 shares of a Company's Class A common stock remain outstanding at exercise prices ranging from $0.85 per share to $175.00 per share.

In the third quarter of 2025, we undertook two capital raising transactions. First, on August 11, 2025, we closed a public offering of 5,882,354 shares of Class A common stock and pre-funded warrants, which were sold together with Class A common warrants to purchase up to 14,705,885 shares of Class A Common Stock. The combined public offering price was $0.85 per share of Class A common stock and related Class A common stock warrants and $0.849 per pre-funded warrant and related Class A common stock warrants. The gross proceeds to the Company from the offering were approximately $5.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Class A common stock warrants were immediately exercisable, expire twenty-four (24) months from the date of issuance and have an exercise price equal to $0.85 per share of Class A common stock. As compensation to the placement agent, we paid a cash fee equal to 7.0% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the aggregate gross proceeds raised and certain expenses incurred. We also issued them warrants to purchase up to 411,765 shares of Class A common stock, which had substantially the same terms as the Class A common stock warrants, except that the exercise price was $1.0625 per share (which represented 125% of the combined public offering price per share and related Class A Common Stock warrants).

On September 19, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) providing for the sale and issuance by the Company of shares of Class A common stock from time to time, through or to H.C. Wainwright & Co., LLC (“Wainwright) as the Company’s sales agent or principal. The aggregate market value of the shares of Class A common stock eligible for sale under the ATM prospectus supplement is currently $10.7 million. Pursuant to the ATM Agreement, Wainwright has agreed to use its commercially reasonable efforts to sell the shares of Class A common stock from time to time. The Company will designate the parameters for the sale of shares of Class A common stock, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold on any trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, Wainwright may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including without limitation, sales made directly on Nasdaq or on any other existing trading market for the Class A common stock or to or through a market maker. In addition, with the Company’s prior written approval, Wainwright may also sell shares in privately negotiated transactions or block transactions. The gross sales price of the shares of Class A common stock sold by Wainwright under the ATM Agreement as sales agent shall be the market price for the shares of Class A common stock on Nasdaq at the time of sale.

The Company has no obligation to sell any shares of Class A common stock under the ATM Agreement and the Company or Wainwright may at any time suspend offers under the ATM Agreement, pursuant to the terms therein. Wainwright is not obligated to purchase any shares of Class A common stock on a principal basis pursuant to the ATM Agreement, except as otherwise specifically agreed by Wainwright and the Company in a separate agreement. No assurance can be given that the Company will sell any shares of Class A common stock under the ATM Agreement, or if such sales occur, no assurance can be given as to the price or number of shares that will be sold, or the dates on which any such sales will take place.

The ATM Agreement provides that the Company will pay Wainwright a sales commission equal to 3.0% of the gross sales price of the shares of Class A common stock sold by Wainwright pursuant to the ATM Agreement, and provide reimbursement for reasonable fees and expenses incurred by its legal counsel in connection with the ATM Agreement. During the three months ended September 30, 2025, we did not sell any shares of Class A common stock under the ATM Agreement. The ATM Offering will terminate upon the earlier of (i) the sale of the Company’s Class A common stock pursuant to the ATM Prospectus Supplement having an aggregate sales price of $10.7 million or (ii) termination of the ATM Agreement by the Company or Wainwright as permitted therein.

Grant Awards

Since 2016 through September 30, 2025, we have been directly awarded approximately $11.5 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant-related expenses are incurred or supplies and materials are received. As of September 30, 2025 and December 31, 2024, the amount of unused grant funds that were available for us to draw was approximately $0 and approximately $0.1 million, respectively.

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

Contractual Obligations and Commitments

As of September 30, 2025, we have $1.0 million in operating lease obligations and no CRO payment obligations. We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. While management does not currently believe that the ultimate disposition of these matters will have a material adverse impact on the Company’s results of operations, cash flows, or financial position, litigation is inherently unpredictable and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future results of operations, cash flows or financial condition in a particular period. As of September 30, 2025, the Company is not aware of any legal proceedings or material developments requiring disclosure.

Item 1A. Risk Factors.

Except with respect to the items noted below, there have been no material changes to the risk factors affecting the Company from those disclosed in the 2024 Form 10-K.

If we continue to fail to meet the requirements for continued listing on Nasdaq, our Class A Common Stock could be delisted from trading on Nasdaq, which would likely reduce the liquidity of our Class A Common Stock and could cause our trading price to decline.

Our Class A Common Stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified financial requirements in order to maintain our listing on Nasdaq. We could lose our listing on Nasdaq if the closing bid price of our Class A Common Stock does not increase or if in the future, we fail to meet any of the other Nasdaq listing requirements. The loss of our Nasdaq listing would in all likelihood make our Class A Common Stock significantly less liquid and adversely affect its value.

On September 22, 2025, we received a notice from the Listing Qualifications Department of Nasdaq that our Class A common stock did not meet the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as a result of the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days. The notice does not result in the immediate delisting of the Company’s Class A common stock and, pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until March 23, 2026 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement.

If, at any time before the Compliance Date, the bid price closes at $1.00 or more per share for a minimum of ten consecutive business days (subject to Nasdaq’s discretion to increase the minimum period to up to 20 consecutive business days pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq would provide written notification to the Company that it again complies with the Minimum Bid Price Requirement and the Class A common stock will continue to be eligible for listing on The Nasdaq Capital Market unless other eligibility deficiencies exist. However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), if the Company’s Class A common stock has a closing bid price of $0.10 or less for ten consecutive trading days before the Compliance Date, Nasdaq can issue a Staff Determination Letter, which, unless appealed, would subject our Class A common stock to immediate suspension and delisting.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, the Company could be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirements for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period.

In the event of a delisting from the Nasdaq Capital Market, our Class A common stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our Class A common stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, many institutional investors are prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

The Company intends to monitor the closing bid price of the Class A common stock and assess its available options to regain compliance with the Minimum Bid Price Requirement, if necessary, and continue listing on The Nasdaq Capital Market. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other applicable Nasdaq listing rules. If among such options the Company elects to pursue a reverse stock split to regain compliance with the Minimum Bid Price requirement, there can be no assurance that it would accomplish this objective for any meaningful period of time, or at all, or that it would result in any permanent or sustained increase in the market price of our Class A common stock; and if such an event would be viewed unfavorably by the market, it could have the effect of reducing our market capitalization. Furthermore, pursuant to a recent modification to Nasdaq’s listing standards, if a company effects a reverse stock split and within one year thereafter becomes non-compliant with the Minimum Bid Price Requirement, it would immediately receive a notification letter from the Nasdaq Listing Qualifications Department commencing delisting proceedings, with no opportunity for a compliance period.

Our CMC readiness and ability to manufacture for commercialization may be delayed or unsuccessful.

Our BLA-enabling activities, including comparability protocols, process and analytical method validation are complex and subject to regulatory review. Any delays or failures in these activities could impact our ability to meet regulatory and investor expectations for product approval or commercial launch of our investigational product candidates. Our ability to complete BLA-enabling activities may impact the clinical and commercial success of our current and any future investigational product candidates. In addition, the FDA or other relevant regulatory authorities may find our CMC data insufficient to support the quality of our investigational product candidates. The FDA’s approval of a BLA is not guaranteed, and the review and approval process is expensive, uncertain and may take several years. The FDA also has substantial discretion in the approval process. These matters are subject to confirmation and interpretation by regulatory authorities, which could delay, limit, or prevent regulatory approval. Our clinical development efforts may fail at any stage. Our financial condition may be materially adversely affected by any delay or inability to complete our CMC readiness and BLA-enabling activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
July 1-31, 2025	46,142	$1.29	—	—
August 1-31, 2025	—	—	—	—
September 1-30, 2025	—	—	—	—
Total	46,142	$1.29	—	—

(a)
Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.

Item 6. Exhibits.

Exhibit No.	Description

1.1

ATM Agreement, dated September 19, 2025 by and between the Company and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed September 19, 2025

4.1	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2025

4.2	Form of Common Warrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 11, 2025

4.3	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed August 11, 2025

10.1*

Form of Securities Purchase Agreement, dated August 8, 2025, by and between the Company and the purchasers party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 11, 2025

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

*Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules or exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: November 4, 2025	/s/ J. Nathaniel Powell
J. Nathaniel Powell
Chief Executive Officer
(principal executive officer)

Date: November 4, 2025	/s/ Lisa A. Locklear
Lisa A. Locklear
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)