Form 10-Q
period 2026-03-31
Longeveron Inc.
filed 2026-05-13
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 29,697,332 shares of Class A common stock, $0.001 par value per share and 1,449,005 shares of Class B common stock, $0.001 par value per share outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,758	$4,661
Prepaid expenses and other current assets	1,029	686
Accounts receivable	68	104
Total current assets	16,855	5,451
Property and equipment, net	1,651	1,836
Intangible assets, net	2,238	2,285
Operating lease asset, net	448	513
Other assets	18	176
Total assets	$21,210	$10,261
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$293	$423
Accrued expenses	2,921	2,969
Current portion of lease liability	688	655
Deferred revenue	102	40
Other current liabilities	341	—
Total current liabilities	4,345	4,087
Long-term liabilities:
Long-term portion of operating lease liability	60	169
Liability related to the sale of future PRV proceeds	778	—
Other liabilities	—	330
Total long-term liabilities	838	499
Total liabilities	5,183	4,586
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,973,025 shares authorized, no shares issued and outstanding at March 31, 2026, and December 31, 2025	—	—
Series A non-voting convertible preferred stock, $0.001 par value per share, 26,975 shares authorized, 11,873 issued and outstanding at March 31, 2026, no shares issued and outstanding at December 31, 2025	—	—
Class A common stock, $0.001 par value per share, 84,295,000 shares authorized, 29,296,386 shares issued and outstanding at March 31, 2026; 21,445,336 issued and outstanding at December 31, 2025	29	21
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 1,484,005 shares issued and outstanding at March 31, 2026, and December 31, 2025	1	1
Additional paid-in capital	153,044	137,964
Accumulated deficit	(137,047)	(132,311)
Total stockholders’ equity	16,027	5,675
Total liabilities and stockholders’ equity	$21,210	$10,261

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues
Clinical trial revenue	$378	$259
Contract manufacturing lease revenue	—	6
Contract manufacturing revenue	20	116
Total revenues	398	381
Cost of revenues	134	106
Gross profit	264	275

Operating expenses
General and administrative	2,720	2,941
Research and development	2,319	2,515
Total operating expenses	5,039	5,456
Loss from operations	(4,775)	(5,181)
Other income
Other income, net	39	170
Total other income, net	39	170
Net loss	$(4,736)	$(5,011)
Basic and diluted net loss per share	$(0.19)	$(0.34)
Basic and diluted weighted average common shares outstanding	24,786,282	14,950,734

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Series A Non-Voting Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	21,445,336	$21	1,484,005	$1	—	$—	$137,964	$(132,311)	$5,675
Class A common stock, issued for RSUs vested	332,514	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(160,486)	—	—	—	—	—	(90)	—	(90)
Stock issued in private placement, net of issuance cost of $1.7 million	6,013,384	6	—	—	11,873	—	13,422	—	13,428
Class A common stock issued in At-The-Market offering	166,385	—	—	—	—	—	96	—	96
Class A common stock issued for warrants exercised	1,499,253	2	—	—	—	—	1,273	—	1,275
Equity-based compensation	—	—	—	—	—	—	379	—	379
Net loss	—	—	—	—	—	—	—	(4,736)	(4,736)
Balance at March 31, 2026	29,296,386	$29	1,484,005	$1	11,873	$—	$153,044	$(137,047)	$16,027

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

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(4,736)	$(5,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	421
Equity-based compensation	379	340
Changes in operating assets and liabilities:
Accounts receivable	36	55
Prepaid expenses and other current assets	(343)	(610)
Other assets	158	1
Accounts payable	(130)	267
Deferred revenue	62	39
Accrued expenses and other current liabilities	293	(172)
Operating lease asset and lease liability	(11)	(64)
Other liabilities	(330)	37
Net cash used in operating activities	(4,370)	(4,697)
Cash flows from investing activities
Acquisition of property and equipment	—	(27)
Acquisition of intangible assets	(20)	(123)
Net cash used in investing activities	(20)	(150)
Cash flows from financing activities
Proceeds from the issuance of common and preferred stock, net of issuance cost	13,412	—
Proceeds from sale of interest in 50% of PRV value	890	—
Proceeds from warrants exercised, net of issuance cost	1,275	—
Payments for taxes on RSUs vested	(90)	(58)
Net cash provided by (used in) financing activities	15,487	(58)
Change in cash and cash equivalents	11,097	(4,905)
Cash and cash equivalents at beginning of the period	4,661	19,232
Cash and cash equivalents at end of the period	$15,758	$14,327
Supplement Disclosure of Non-cash Investing and Financing Activities:
Vesting of RSUs and PSUs into Class A common stock	$(188)	$(151)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Three Months Ended March 31, 2026 and 2025

1. Nature of Business, Basis of Presentation, Going Concern and Liquidity

Nature of Business and Basis of Presentation:

Longeveron LLC was formed as a Delaware limited liability company on October 9, 2014 and authorized to transact business in Florida on December 15, 2014. On February 12, 2021, Longeveron LLC converted its corporate form (the “Corporate Conversion”) from a Delaware limited liability company (Longeveron, LLC) to a Delaware corporation, Longeveron Inc. (the “Company,” “Registrant,” “Longeveron,” “we,” “us,” or “our”). The Company is a clinical stage biotechnology company developing regenerative medicines to address unmet medical needs. The Company operates out of its leased facilities in Miami, Florida.

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

The accompanying interim condensed balance sheet as of March 31, 2026, and the condensed statements of operations, statements of changes in stockholders’ equity, and the condensed statements of cash flows for the three months ended March 31, 2026 and 2025, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 17, 2026.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $4.7 million and $5.0 million in the three months ended March 31, 2026 and 2025, respectively. In addition, as of March 31, 2026, the Company had an accumulated deficit of $137.0 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of March 31, 2026, the Company had cash and cash equivalents of $15.8 million. The Company is currently advancing laromestrocel into clinical development. As a result of the recently completed Private Placement financing, and based on current operating plans, the Company expects that its cash and cash equivalents as of March 31, 2026, which include proceeds from the

Private Placement, will be adequate to fund operations into the fourth quarter of 2026. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock; however, the ATM facility is under a standstill restriction until June 9, 2026, and thereafter restrictions are in place regarding the Company's ability to use the ATM facility unless the Company's Class A common stock is trading above $0.80 per share until September 7, 2026. The Company will require additional funds to advance further. If the Company is capital constrained, it may not be able to meet its obligations. If the Company is unable to meet its obligations, or if the Company experiences a disruption in its cash flows, it could limit or halt the Company's ability to continue to develop its current investigational product candidate or even to continue operations, either of which occurrence would have a material adverse effect on the Company.

The Company expects its expenses to continue to increase in connection with ongoing activities, particularly as the Company continues the research and development of, advances the preclinical and clinical activities of, and seeks marketing approval for, its current investigational product candidate. In 2025, the Company began ramping up Biologics License Application (“BLA”) enabling activities, with a focus on clinical spend supporting HLHS study completion and delivering top-line results. If the current ELPIS II trial in HLHS is successful, and the trial results and other available evidence are deemed sufficient by the FDA to support filing a BLA following the readout of top-line results of the ELPIS II data, then we would intend to pursue a potential BLA filing with the FDA and a commercialization partner. Additionally, following a Type B meeting with the FDA in March 2025 with respect to the AD regulatory pathway, the Company is focused on seeking partnership opportunities and/or non-dilutive funding for the AD program, including a proposed single seamless adaptive Phase 2/3 clinical trial. The Company expects that its current operating plan will require increased spending and additional capital investments to support these initiatives, and intends to seek additional financing through capital raises, non-dilutive funding options, and commercial partnering across all indications. There can be no assurance the Company will be able to attain future financing at terms favorable to the Company or at all. In the event the Company is unable to attain the financing needed, it will need to materially revise its current operational plan. The Company may need to adjust its current and future spending levels if needed based on the level of cash available.

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

2. Summary of Significant Accounting Policies

Basis of Presentation:

The condensed financial statements were prepared in accordance with U.S. GAAP, as well as the applicable rules and regulations of the Securities and Exchange Commission.

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

Fair Value Measurement:

The Company measures cash equivalents at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is defined as the price the Company would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

Accounts Receivable:

Accounts receivable include amounts due from customers. The amounts as of March 31, 2026, and December 31, 2025 are deemed to be collectible, and no amount has been recognized for credit losses. In addition, for the clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the clinical trial revenue are recorded to deferred revenue. Advance contract manufacturing payments are recorded to deferred revenue.

Accounts receivable by source (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable from customers	$68	$104
Total	$68	$104

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated fair value, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected in the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three months ended March 31, 2026 and 2025.

Deferred Revenue:

The unearned portion of advanced grant funds, contract manufacturing revenues, and prepayments for clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets. For the three months ended March 31, 2026 and 2025, the Company recognized $0 of funds that were previously classified as deferred revenue.

Warrants:

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

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common shares and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at consideration received on the issuance date with no changes in fair value recognized after the issuance date. As of March 31, 2026 and December 31, 2025, respectively, all of the Company’s outstanding warrants are equity-classified warrants. (See Note 7).

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

For contract manufacturing revenue, the Company considers the performance obligation met when the contractual obligation and/or statement of work has been satisfied. Additionally, the Company's contract manufacturing agreement includes a lease component, under which customers pay a fixed monthly fee per suite to reserve and maintain a dedicated manufacturing suite with one production line. Customers may also secure additional suites based on capacity needs, which are billed at a fixed fee per suite per month. Furthermore, customers pay the Company a fixed fee per month for storage of in-process samples, vialed harvests for training, and in-process samples for product lots. As these arrangements grant customers the right to control the use of an identified space, the Company classifies the suite reservation fees and storage fees as lease revenue in accordance with ASC 842 Leases. Payment terms may vary depending on specific contract terms. In both 2025 and the first quarter of 2026, the Company derived 100% of its contract manufacturing revenue from a single customer, resulting in a significant concentration of revenue risk. Activities with this customer have substantially decreased during 2025, and no additional manufacturing or development work is currently planned. The Company does not anticipate significant future manufacturing revenue with this customer.

The Company records cost of revenues based on expenses directly related to revenue. For the clinical trial revenue directly related expenses for that program are expensed as incurred. These expenses are similar to those described under “Research and development expense” below. For the contract manufacturing, the Company records costs incurred under the contract as cost of revenues.

Research and Development Expense:

Research and development costs are charged to expenses when incurred in accordance with ASC 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: 1) those activities that should be identified as research and development; 2) the elements of costs that should be identified with research and development activities, and the accounting for these costs; and 3) the financial statement disclosures related to them. Research and development costs include costs such as clinical trial expenses, contracted research and license agreement fees with no alternative future use, supplies and materials, salaries, share-based compensation, employee benefits, property and equipment depreciation and allocation of various corporate costs. The Company accrues for costs incurred by external service providers, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by the third parties, patient enrollment in clinical trials, administrative costs incurred by the third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expenses in future periods as the related services are rendered.

Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities, and accounts and grants receivable. Cash and cash equivalents are held in U.S. financial institutions. At times, the Company may maintain balances in excess of the federally insured amounts.

Income Taxes:

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three months ended March 31, 2026 and 2025 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of March 31, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

3. Money Market Funds and Fair Value Measurement

The following is summary of marketable securities that the Company measures at fair value (in thousands):

	Fair Value at March 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$10,019	$—	$—	$10,019
Accrued income	—	—	—	—
Total money market funds	$10,019	$—	$—	$10,019

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$3,500	$—	$—	$3,500
Accrued income	11	—	—	11
Total money market funds	$3,511	$—	$—	$3,511

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of March 31, 2026 and December 31, 2025, the Company reported accrued interest receivable related to money market funds of $0 and $11,000, respectively.

4. Property and Equipment, Net

Major components of property and equipment are provided in the table below (in thousands):

	Useful Lives	March 31, 2026	December 31, 2025
Leasehold improvements	10 years	$4,410	$4,410
Furniture/Lab equipment	7 years	3,114	3,114
Computer equipment	5 years	97	97
Software/Website	3 years	38	38
Total property and equipment		7,659	7,659
Less accumulated depreciation and amortization		6,008	5,823
Property and equipment, net		$1,651	$1,836

Depreciation and amortization expense for property and equipment was $0.2 million for each of the three-month periods ended March 31, 2026 and 2025.

5. Intangible Assets, Net

Major components of intangible assets as of March 31, 2026, are provided in the table below (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,412)	$631
Patent costs	20 years	1,629	(253)	1,376
Trademark costs		231	—	231
Total		$3,903	$(1,665)	$2,238

Major components of intangible assets as of December 31, 2025, are provided in the table below (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,356)	$687
Patent costs	20 years	1,610	(242)	1,368
Trademark costs		230	—	230
Total		$3,883	$(1,598)	$2,285

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. There were no impairments and no write-offs of intangibles in the three months ended March 31, 2026 and 2025, respectively.

Future amortization expense for intangible assets as of March 31, 2026 is provided in the table below (in thousands):

Years Ending December 31,	Amount
2026 (remaining nine months)	$107
2027	143
2028	143
2029	143
2030	143
Thereafter	1,328
Total	$2,007

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

Operating lease cost was $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Information related to leases (in thousands):

	Three Months Ended March 31,
Operating Leases	2026	2025
Operating cash flow information:
Operating lease cost	$277	$203
Operating lease - cash flow	$284	$267

Weighted-average remaining lease term (years)	1.1	2.1
Weighted-average discount rate (percentage)	5.0%	5.0%

Future minimum payments under the operating leases as of March 31, 2026, are as follows (in thousands):

Years Ending December 31,	Amount
2026 (remaining nine months)	$530
2027	240
Total	770
Less interest (5% discount rate)	(22)
Total lease liability	$748

Reported as:
Current portion of operating lease liability	$688
Long-term portion of lease liability	60
Total lease liability	$748

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

Series A Non-Voting Convertible Preferred Stock

The Certificate of Incorporation of the Company, as amended, provides for a class of its authorized stock known as Preferred Stock, consisting of 5,000,000 shares, $0.001 par value per share, issuable from time to time in one or more series.

On March 10, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Private Placement. The Certificate of Designation provides for the issuance of up to 26,975 authorized shares of the Company’s Series A Preferred Stock.

In connection with an initial closing of the Private Placement pursuant to a March 10, 2026 Purchase Agreement entered into by and among the Company and certain institutional and accredited investors, on March 11, 2026, the Company issued and sold an aggregate of 11,873.04 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”) at a purchase price of $1,000.00 per share. Each share of Series A preferred stock is convertible, at the option of the holder and without the payment of additional consideration, into shares of Class A common stock at a conversion price equal to $0.52 per share. The number of shares of Common Stock issuable upon conversion of each share of Series A Preferred Stock shall be determined by dividing the stated value of $1,000 per share by the conversion price of $0.52 (subject to adjustment as set forth in the Certificate of Designation). The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A preferred stock are set forth in the Certificate of Designation.

Pursuant to the Certificate of Designation, each share of Series A preferred stock is convertible into Class A common stock at a conversion price equal to $0.52 per share. Holders of shares of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-Common Stock basis, and in the same form as dividends actually paid on shares of the Common Stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other governing documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock, (d) issue further shares of Series A Preferred Stock or increase or decrease the number of authorized shares of Series A Preferred Stock, subject to certain exceptions, or (e) consummate any Fundamental Transaction (as defined in the Certificate of Designation), certain change of control transactions or enter into any agreements with respect to the same. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company. Issuances of securities pursuant to the Purchase Agreement, however, will not be deemed a “Fundamental Transaction.”

Upon the issuance of the Series A preferred stock, the Company assessed the embedded conversion feature and contingent redemption feature of the securities as described below and determined that such features did not require the Company to separately account for the features as bifurcated embedded derivatives.

In connection with the Private Placement, the Company agreed to issue and sell to the investors in a second closing, subject to certain conditions, additional shares of Class A common stock and Series A Preferred Stock for aggregate additional gross proceeds of approximately $15.0 million, before deducting placement agent fees and other expenses. The purchase price per share of the Class A common stock and Series A Preferred Stock that may be sold in the second closing (if it occurs) is the same price as offered to investors in the initial closing of the Private Placement. Among other customary conditions, the occurrence of the second closing is contingent upon the Company’s achievement of (i) the announcement of Phase 2b study results for HLHS demonstrating statistical significance of the primary endpoint(s) as agreed between the Company and the U.S. FDA (the "Milestone") and (ii) a volume weighted average price per share of Class A common stock equal or greater to $1.85 with aggregate trading volume of at least 25,000,000 shares (subject to adjustment) (the "Price Threshold") during any ten consecutive trading days prior to expiration of the 30 trading days following the date of the Company's first announcement via press release or a Current Report on Form 8-K of the occurrence of the Milestone (the "Measurement Period"). For a waiver of the achievement of the Milestone and the Price Threshold prior to the expiration of the Measurement Period to be waived for purposes of the second closing, the Company must receive a written waiver approved by investors holding at least a majority in interest of the securities then held by the investors (determined as if all of the shares of Series A Preferred Stock then outstanding have been converted without regard to any limitations on the conversion of such shares of Series A Preferred Stock). The Company determined the tranche right associated with the second closing is equity classified.

The Company also issued to designees of the placement agent (or their assignees) unregistered warrants in connection with the Private Placement to purchase up to 2,019,231 shares of Class A common stock with an exercise price of $0.65 per share. The warrants are exercisable immediately upon issuance and have a term of five years from the date of issuance. The Company determined the warrants are equity classified.

Additionally, the Company sold to the investors in the Private Placement an interest in 50% of the proceeds to be received (after deducting necessary, documented third-party fees or charges) from the potential future sale of a Rare Pediatric Disease Priority Review Voucher (the “PRV”) to the extent received from the U.S. FDA in connection with the Company's laromestrocel program HLHS for approximately $0.9 million in cash. The Company determined the cash received for the PRV interest is treated as debt as a result of the Company’s significant continuing involvement in the generation of the cash flows due to the investors. The liability associated with the PRV interest is classified as a long-term liability on the condensed balance sheet as of March 31, 2026. The Company did not accrue any interest expense associated with the PRV interest during the three months ended March 31, 2026.

The Company allocated the aggregate proceeds received in the Private Placement on a relative fair value basis among the instruments, including Class A common stock, Series A Preferred Stock, the tranche right associated with the second closing, the placement agent warrants, and the PRV interest, as none of the instruments are measured at fair value on a recurring basis.

As of March 31, 2026, the Company’s Series A preferred stock consisted of the following (in thousands, except share data):

	March 31, 2026
	Series A Preferred Stock Authorized	Series A Preferred Stock Issued and Outstanding	Carrying Value	Class A Common Stock Issuable Upon Conversion
Series A preferred stock	26,975	11,873.04	$—	22,832,770

Warrants

Summary of Warrants Outstanding

In March 2026, certain holders of warrants issued in August 2025 exercised warrants to purchase an aggregate of 1,499,253 shares of Class A common stock for approximately $1.3 million in cash.

As of March 31, 2026, warrants exercisable for an aggregate of up to 22,434,760 shares of the Company’s Class A common stock remain outstanding. This includes:

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

•
warrants exercisable for up to 13,206,632 shares of Class A common stock at an exercise price of $0.85 per share, which expire August 11, 2027.
•
warrants exercisable for up to 411,765 shares of Class A common stock at an exercise price of $1.0625 per share, which expire August 11, 2027.
•
warrants exercisable for up to 2,019,231 shares of Class A common stock at an exercise price of $0.65 per share, which expire March 11, 2031.

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

RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date and a tax liability is calculated based on each individual’s tax bracket. During the three months ended March 31, 2026, a total of 332,514 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 160,486 Class A common stock shares to satisfy employee tax liabilities. During the year ended December 31, 2025, a total of 655,922 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 260,007 Class A common stock shares to satisfy employee tax liabilities. The shares withheld are available for reissuance pursuant to the Company’s 2021 Incentive Plan. Each RSU grant made during the three months ended March 31, 2026 and during 2025 was expensed ratably over its respective vesting period, with prorated adjustments made as needed to align with grant dates and the applicable service periods.

As of March 31, 2026 and December 31, 2025, the Company had 1,135,034 and 1,209,738, respectively, RSUs outstanding (unvested).

RSU activity for the three months ended March 31, 2026 was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2025	1,209,738
RSU granted	400,000
RSUs vested	(332,514)
RSU expired/forfeited	(142,190)
Outstanding (unvested) at March 31, 2026	1,135,034

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of options is equal to the fair market value of the Company’s Class A common stock as of the grant date. Options historically granted have generally become exercisable over three or four years and expire ten years from the date of grant.

The fair value of the stock options issued during three months ended March 31, 2026 were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 6 years; volatility of 90%; and risk-free interest rate based on the grant date of 3.8%.

During the three months ended March 31, 2025, the Company entered into a stock option agreement with the CSO. The issuance of the option was contingent on stockholder approval to an increase in the number of shares available for awards under the Company's 2021 Incentive Plan at the 2025 Annual Meeting of Stockholders held on June 13, 2025. This option vested in full on July 1, 2025.

Each option grant is being expensed ratably over the option vesting periods, with prorated adjustments made as needed to align with grant dates and applicable service period.

As of March 31, 2026, the Company has recorded issued and outstanding options to purchase a total of 837,887 shares of Class A common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $2.61 per share. Also, as of December 31, 2025, the Company has recorded issued and outstanding options to purchase a total of 658,187 shares of Class A common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $3.18 per share.

For the three months ended March 31, 2026:

Number of Stock Options
Stock options vested (based on ratable vesting)	396,194
Stock options unvested	441,693
Total stock options outstanding at March 31, 2026	837,887

For the year ended December 31, 2025:

Number of Stock Options
Stock options vested (based on ratable vesting)	370,394
Stock options unvested	287,793
Total stock options outstanding at December 31, 2025	658,187

Stock option activity for the three months ended March 31, 2026, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	658,187	$3.18
Options granted	200,000	0.55
Options exercised	—	—
Options expired/forfeited	(20,300)	0.92
Outstanding at March 31, 2026	837,887	$2.61

For the three months ended March 31, 2026 and 2025, equity-based compensation expense amounted to approximately $0.4 million and $0.3 million, respectively, which is included in the research and development and general and administrative expenses in the condensed statements of operations.

As of March 31, 2026, the remaining unrecognized RSUs compensation of approximately $1.4 million will be recognized over approximately 2.0 years. The remaining unrecognized stock options compensation of approximately $0.4 million will be recognized over approximately 2.4 years.

9. Commitments and Contingencies

Consulting Services Agreement:

On November 20, 2014, the Company entered into a ten-year consulting services agreement with Dr. Joshua Hare, its CSO, under which the Company has agreed to pay the CSO $265,000 annually for his part-time services. The initial term of the agreement ended on November 22, 2024; however, with regard to the annual compensation paid to Dr. Hare, the Company continues at present to operate under the same terms on a month-to-month basis (as adjusted by the Compensation Committee in 2026 - see below).

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

The Compensation Committee increased Dr. Hare's annual compensation to $350,000 effective January 2026. Dr. Hare elected to defer $112,000 of his 2026 compensation to the Company's non-qualified deferred compensation plan.

As of March 31, 2026, the Company had accrued balances due to the CSO of approximately $0.3 million, included in other current liabilities in the condensed balance sheet. The accrued balance as of December 31, 2025 of $0.3 million was included in other long-term liabilities in the condensed balance sheet.

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

During 2025, activities under the Secretome Agreement substantially decreased. No additional manufacturing or development activities are planned, and the Company does not anticipate significant future revenue under this arrangement.

For the three months ended March 31, 2026 and 2025, the Company has earned revenues of $20,000 and $0.1 million, respectively, under the Secretome Agreement.

Exclusive Licensing Agreements:

UM Agreements

On November 20, 2014, the Company entered into an Exclusive License Agreement with UM (the “UM License”) for the use of certain Aging-related Frailty Mesenchymal Stem Cell (“MSC”) technology rights developed by our CSO at UM. The UM License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how specifically related to the development of the culture-expanded mesenchymal stem cells for Aging-related Frailty used at the Interdisciplinary Stem Cell Institute of UM (“IMSCs”), all standard operating procedures used to create the IMSCs, and all data supporting isolation, culture, expansion, processing, cryopreservation and management of the IMSCs.

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

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $0.5 million to UM, and as of March 31, 2026 and December 31, 2025, in the accompanying balance sheets, the Company had accrued $7,500 in milestone fees payable to UM, respectively.

The Company also entered into an additional Exclusive License Agreement with UM, signed and effective as of July 18, 2024, for technology rights developed by our CSO at UM. This License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how, SOPs, data and other all other rights related to UMP-144, entitled “A method to derive GHRHR+ cardiomyogenic cells from pluripotent stem cells ("PSCs") for therapeutic and pharmacologic applications”. UM retained a non-exclusive, royalty-free, perpetual, irrevocable, worldwide right to practice, make, and use the Patent Rights or Technology for any non-profit purposes, including educational, and research purposes. In addition to those certain other royalty payments that would be due should the Company’s sublicense of the technology result in revenue, the Company also agreed to the following additional milestones and payments: $150,000 upon completion of the first Phase 3 Clinical Trial; and $250,000 upon issuance of a biologics license application or new drug application based on the licensed technology. The Company has the right to terminate the new UM License for convenience upon 90 days’ prior written notice, and both parties have additional termination rights for material breach of the agreement.

To date, the Company has made payments totaling $5,000 to UM, and as of March 31, 2026, the Company had not yet accrued any milestone fees payable to UM.

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

There were no license fees due as of March 31, 2026 and December 31, 2025 pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

Contingencies – Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of March 31, 2026, the Company is not aware of any legal proceedings or material developments requiring disclosure.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who are eligible upon date of hire. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $72,000 and $76,000 to the Plan during the three months ended March 31, 2026 and 2025, respectively.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding equity-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Three Months Ended March 31,
	2026	2025
RSUs	1,135	731
Stock options	838	121
Warrants	22,435	6,803
Total	24,408	7,655

12. Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer ("CEO"), and the Company manages its operations as a single operating segment focused on developing regenerative medicines to address unmet medical needs. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. All material long-lived assets of the Company are located in the United States and Company’s revenues are derived from the United States, The Bahamas and Israel. The total assets of the one reporting segment are disclosed on the condensed balance sheets as of March 31, 2026 and December 31, 2025.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues(1)	$398	$381
Less:
Cost of revenues	134	106
R&D costs(2)	572	485
G&A costs(3)	1,685	1,400
Personnel costs(4)	2,438	3,023
Other segment items(5)	305	378
Net loss	$(4,736)	$(5,011)

(1) Includes Contract Manufacturing and Clinical Trial revenue

(2) Includes Clinical Development, Research & Discovery, CMC

(3) Includes Executive, Finance, Legal, Business Operations

(4) Includes compensation, benefits and equity-based compensation

(5) Includes depreciation and amortization, (interest income) and other specific charges

13. Subsequent Events

In connection with the Company's review of its cash runway and cost structure and following approval from the Board of Directors (the "Board"), the Company implemented a temporary reduction in the compensation or fees payable, as applicable, of its executive officers and Board, effective on or about February 16, 2026, at rates ranging from 25% to 50%. The Company further indicated that it intended to restore compensation and fees to the amounts in effect immediately prior to such reductions at such time as the Company secured sufficient financing or other sources of capital.

Following the initial closing of the Private Placement, and its good-faith determination of its financial ability to do so, the Company repaid the members of its executive leadership team an amount equal to the difference between such executive’s base salary or fee structure in effect immediately prior to the reduction and the reduced salary or fees paid during the applicable reduction period. The Company undertook the same determination with respect to Board fees and restored Board compensation to its previously established levels. Concerning the Board, because both the temporary reduction in fees and the reinstatement of such fees occurred prior to the first payment of such fees due for 2026, no repayment of any temporarily reduced fees was necessary by the Company.

In April and May 2026, certain holders of shares of the Company's Series A Preferred Stock elected to convert 330.76 shares of Series A preferred stock into 636,077 shares of Class A common stock.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statements contained in this 10-Q include, but are not limited to, statements about:

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
•
our ability to successfully transition toward a more capital-efficient, asset-light operating model;
•
our ability to secure one or more strategic licensing partnerships for our investigational product candidates in our development programs;
•
the receipt of results from our clinical trials and other available evidence sufficient to support filings for regulatory approval of our investigational product candidates, including a potential future Biologics License Application with the FDA in the U.S. following the readout of top-line results of the ELPIS II data;
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
•
the willingness of regulatory authorities, including the FDA in the U.S., to deem any of our clinical trials (including ELPIS II) as pivotal or to otherwise reach alignment with us on a potential path toward regulatory approval of our investigational product candidates;
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

The forward-looking statements contained in this 10-Q are made on the basis of the views and assumptions of management regarding future events and business performance as of the date this 10-Q is filed with the Securities and Exchange Commission (the “SEC”). We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, circumstances or otherwise occurring after the date this 10-Q is filed.

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

This discussion and analysis should be read in conjunction with our unaudited condensed financial statements and notes thereto included in this 10-Q and the audited condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 17, 2026 (the “2025 Form 10-K”). Operating results are not necessarily indicative of results that may occur in future periods.

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

Our stem cell therapy development programs address life-threatening conditions in the most vulnerable populations - children and the elderly: Hypoplastic Left Heart Syndrome; Alzheimer’s disease; Pediatric Dilated Cardiomyopathy and Aging-related Frailty. We plan to pursue a robust partnering and commercial licensing strategy across our development programs to accelerate potential time to market, increase capital use efficiency and leverage the greater resources of larger organizations.

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

We manufacture our own investigational product candidates for early-phase clinical trials and have augmented our Chemistry, Manufacturing and Controls ("CMC") infrastructure to support potential future Biologics License Application ("BLA") submissions. These efforts include planning for process and analytical method validation as well as planning for commercial production readiness. As part of our ongoing preparations for a potential BLA submission for our lead investigational product candidate for Hypoplastic Left Heart Syndrome ("HLHS"), we made a strategic decision to pursue commercial manufacturing through a third-party contract development and manufacturing organization ("CDMO") at the appropriate time, rather than renovating our existing Miami facility for commercial-scale production. This decision was based on a comprehensive evaluation of multiple factors, including cost, timeline feasibility, and scalability. We believe this approach offers a more cost-effective and timely path to support our potential BLA submission and commercial launch. Our Miami manufacturing facility, which includes eight clean rooms, two research and development laboratories, and warehouse and storage space, will continue to support clinical development, research and early-phase manufacturing for our current and future clinical trials. We have supply contracts with multiple third parties for fresh bone marrow, which we use to produce our investigational product candidate for clinical testing and research and development. From time to time, we enter into contract development and manufacturing contracts or arrangements with third parties who seek to utilize our product development, manufacturing, and testing capabilities.

Financial Overview

As of March 31, 2026, we have sold 28,007,242 shares of Class A common stock and 11,873.04 shares of Series A preferred stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of March 31, 2026, warrants exercisable for an aggregate of up to 22,434,760 shares of our Class A common stock remain outstanding at exercise prices ranging from $0.65 per share to $175.00 per share.

In connection with a review of its cash runway and cost structure and following approval from the Board of Directors (the "Board"), the Company implemented a temporary reduction in the compensation or fees payable, as applicable, of its executive officers and Board, effective on or about February 16, 2026, at rates ranging from 25% to 50%. The Company further indicated that it intended to restore compensation and fees to the amounts in effect immediately prior to such reductions at such time as the Company secured sufficient financing or other sources of capital.

Following the initial closing of the Private Placement, and its good-faith determination of its financial ability to do so, the Company repaid the members of its executive leadership team an amount equal to the difference between such executive’s base salary or fee structure in effect immediately prior to the reduction and the reduced salary or fees paid during the applicable reduction period. The Company undertook the same determination with respect to Board fees and restored Board compensation to its previously established levels. Concerning the Board, because both the temporary reduction in fees and the reinstatement of such fees occurred prior to the first payment of such fees due for 2026, no repayment of any temporarily reduced fees was necessary by the Company.

On March 11, 2026, we issued and sold an aggregate of 6,013,384 shares of Class A common stock at a purchase price of $0.52 per share and 11,873.04 shares of Series A preferred stock, convertible into an aggregate of 22,832,770 shares of Class A common stock, at a purchase price of $1,000.00 per Preferred Share, in the initial closing of a private placement transaction. Each share of Series A preferred stock is convertible into Class A common stock at a conversion price equal to $0.52 per share. The Company also issued to designees (or their assignees) of H.C. Wainwright & Co., LLC ("Wainwright"), our exclusive placement agent in the transaction, unregistered warrants to purchase up to 2,019,231 shares of Class A common stock which have an exercise price of $0.65 per share, which became immediately exercisable upon issuance and have a term of five years from the date of issuance. In addition, we sold an interest in 50% of proceeds received (after deducting necessary, documented third-party fees or charges) from the potential future sale of a Rare Pediatric Disease Priority Review Voucher ("PRV") to the extent received from the United States Food and Drug Administration ("FDA") in connection with the Company’s laromestrocel program for HLHS. The aggregate gross proceeds from the initial closing were approximately $15.9 million, before deducting placement agent fees and other private placement expenses. Subject to satisfaction or waiver of certain conditions discussed below, we also agreed to issue and sell to the investors additional shares of common stock and Series A Preferred Stock, respectively, in a second closing. See “Capital Raising Efforts” in the LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN section below for further discussion of the private placement transaction.

We do not yet have a product that has been approved by the FDA, and have only generated revenues from grants, The Bahamas Registry Trial and contract manufacturing. We have not yet achieved profitable operations or generated positive cash flows from operations. We have incurred recurring losses from operations since our inception, and as of March 31, 2026 we had an accumulated deficit of $137.0 million. We expect to continue to generate operating losses for the foreseeable future. As a result of the recently completed Private Placement financing, and based on current operating plans, we expect that our cash and cash equivalents as of March 31, 2026, which include proceeds from the initial closing of the Private Placement, will be adequate to fund operations into the fourth quarter of 2026. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock; however, the ATM facility is under a standstill restriction until June 9, 2026, and thereafter we have restrictions in place regarding our ability to use the ATM facility unless our Class A common stock is trading above $0.80 per share until September 7, 2026. We expect that our current operating plan will require increased spending and additional capital investments to support these initiatives and we intend to seek additional financing through capital raises, non-dilutive funding options, and commercial partnering across all indications. There can be no assurance we will be able to attain future financing at terms favorable to us or at all. In the event we are unable to attain the financing needed, we will need to materially revise our current operational plans.

We have prepared a cash flow forecast which indicates that we do not have sufficient cash to meet our minimum expenditure commitments for one year from the date these financial statements are available to be issued and therefore we need to raise additional funds to continue as a going concern. As a result, there is substantial doubt about our ability to continue as a going concern.

Operational Overview

We are currently in clinical development of a single investigational product candidate, laromestrocel, for four potential indications: HLHS, Alzheimer’s disease (“AD”), Pediatric Dilated Cardiomyopathy (“pediatric DCM”), and Aging-related Frailty.

Figure 1: Laromestrocel clinical development pipeline

*Phase 2b ELPIS II study; enrollment completed June 24, 2025

** Not currently active

*** We plan to conduct a single Phase 2 registrational clinical trial in accordance with the Investigational New Drug (“IND”) application which became effective in July 2025.

As of March 2026, we have completed five U.S. clinical studies of laromestrocel: ELPIS I Phase 1 (HLHS), Phase 1 and Phase 2a “CLEAR MIND Trial” (AD), Phase 1/2 and Phase 2b Aging-related Frailty. We currently have one fully enrolled, ongoing clinical trial: ELPIS II Phase 2b (HLHS). Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee, now known as the National Longevity and Regenerative Therapy Ethics Review Committee ("The Bahamas Registry Trial"). The Bahamas Registry Trial may administer laromestrocel to eligible participants at private clinics in Nassau, The Bahamas for a variety of indications. While laromestrocel is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in The Bahamas Registry Trial.

Our current objective is to license or otherwise forge strategic collaborations and/or partnerships for the advancement of laromestrocel in all four potential indications.

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

The FDA granted Rare Pediatric Disease Designation (“RPD”) for laromestrocel for the treatment of HLHS (November 8, 2021), Orphan Drug Designation (“ODD”) (December 2, 2021), and Fast Track Designation (August 24, 2022). We are currently conducting an ongoing Phase 2b clinical trial (ELPIS II) under FDA IND 17677. ELPIS II is a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate laromestrocel as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery which is typically performed at 4-6 months after birth. The current primary objective is to evaluate change in right ventricular ejection fraction after laromestrocel treatment versus standard-of-care surgery alone (40 subjects total: 20 per arm).

ELPIS II is a next-step trial to our completed 10-patient open-label Phase 1 trial (ELPIS I) under the same IND. The ELPIS I trial was designed to evaluate the safety and tolerability of laromestrocel as an adjunct to the second-stage HLHS surgery, and to obtain preliminary evidence of laromestrocel effect to support a next-phase trial. The primary safety endpoint was met: no major adverse cardiac events (“MACE”) or treatment-related infections during the first month post-treatment, and no triggering of stopping rules. Furthermore, fluid-based and imaging biomarker data supported multiple potentially relevant mechanisms-of-action of laromestrocel, and the potential to improve post-surgical heart function. We currently anticipate top-line results from ELPIS II in August 2026.

On May 8, 2026, the Company announced that a constructive Type C meeting with the FDA was held in late March 2026, with the FDA providing their meeting summary in late April to discuss the ongoing development of laromestrocel.

In the Type C meeting, the FDA acknowledged that HLHS is a rare disease associated with significant morbidity and mortality with a high unmet medical need for safe and effective therapies, but also asserted that the primary endpoint of right ventricle ejection fraction (RVEF) in the ELPIS II trial is not an appropriate endpoint to demonstrate efficacy. While Longeveron agreed with the FDA regarding the insufficiency of RVEF as the primary endpoint, and was prepared to discuss other potentially appropriate endpoints sufficient to demonstrate efficacy, the FDA indicated that given the interim analysis mandated and conducted by the National Institute of Health (NIH) during the trial (to which the Company was and remains blinded), a new primary endpoint could not be agreed to while the trial is still ongoing. Without an agreed upon primary endpoint sufficient for efficacy, the FDA no longer refers to the ELPIS II trial as pivotal, as had been specifically discussed in the Company’s Type C meeting in 2024. Nevertheless, the FDA expressly agreed that it is willing to meet with Longeveron again when the ongoing ELPIS II study is completed to discuss the study results and align on a potential path forward. The FDA further indicated that only the most objective measures, including, all-cause mortality, cardiac transplant-free survival, event of cardiac transplantation, and well-defined major adverse cardiac events (MACE), could be informative of efficacy in ELPIS II, and in that regard, the Company is capturing all of these measures in ELPIS II along with some additional key measures to support an efficacy determination. The Company intends to submit to the FDA a Sponsor Statistical Analysis Plan (SAP) for ELPIS II with a composite primary endpoint and secondary endpoints for the FDA’s review and approval, and remains optimistic that the trial results and other available evidence will be sufficient to support filing a BLA following the readout of top-line results of the ELPIS II data.

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

Based on these results, in July 2024, the FDA granted Regenerative Medicine Advanced Therapy (“RMAT”) Designation and Fast Track designation to laromestrocel for the treatment of mild AD.

We believe laromestrocel is the only investigational product candidate to be granted RMAT designation for mild AD to date. In March 2025, Longeveron announced a productive Type B Meeting with the FDA supporting the advancement of laromestrocel as a potential treatment for mild AD. As a result of the Type B meeting, we reached foundational alignment with the FDA on the overall study design for a proposed single, seamless adaptive Phase 2/3 clinical trial, including proposed AD patient population, proposed placebo control, laromestrocel dose selection and frequency, trial duration, and trial endpoints that, if positive, could be acceptable for BLA submission for Alzheimer’s disease. We are actively seeking to forge strategic collaborations and/or partnerships for the advancement of laromestrocel in addressing mild AD.

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

Our IND application for laromestrocel as a potential treatment for pediatric DCM became effective in July 2025. This IND provides for moving directly to a single Phase 2 registrational clinical trial currently targeted for 2027, with planning and preparation beginning in 2026. If this trial is successful, we would then seek to partner the program for further development and potential commercialization.

Summary of Clinical Development Strategy

Our core strategy is to become a world-leading regenerative medicine company through the development, approval, and commercialization of novel cell therapy products for unmet medical needs, with a near-term focus on HLHS. Key elements are as follows.

•
Execution of ELPIS II to measure the efficacy of laromestrocel in HLHS. This trial is ongoing and is being conducted in collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”) through grants from the NIH. As announced on June 24, 2025, the trial has reached full enrollment and we anticipate top-line trial results for ELPIS II in August 2026. If the current ELPIS II trial in HLHS is successful, and the trial results and other available evidence are deemed sufficient by the FDA to support filing a BLA following the readout of top-line results of the ELPIS II data, then we would intend to pursue a potential BLA filing with the FDA and a commercialization partner.
•
Continue to pursue the therapeutic potential of laromestrocel in mild AD. Our Phase 2a trial, the CLEAR MIND Trial, met its primary safety endpoint across all treatment groups, with no safety concerns identified. The trial demonstrated nominal statistical significance on the secondary CADS composite endpoint, suggesting a potential benefit of laromestrocel compared with placebo in maintaining cognitive function and slowing brain structural decline. Specifically, MRI analyses indicated that patients treated with laromestrocel experienced a slowing of whole-brain volume loss and preservation of key brain regions, including left hippocampal volume, relative to placebo. These findings are hypothesis-generating and support further investigation of laromestrocel in mild AD. We plan to continue in-depth analyses of the data to refine our clinical development strategy. Our overarching objective is to advance laromestrocel through strategic collaborations and partnerships, with the goal of addressing the significant unmet medical need in AD.
•
Preparation and initiation of a single Phase 2 registrational clinical trial for pediatric DCM. Our IND application for laromestrocel as a potential treatment for pediatric DCM became effective in July 2025. If this trial is successful, we would then seek to partner the program for further development and potential commercialization.
•
Expand our manufacturing capabilities. We operate a cGMP-compliant manufacturing facility and produce our own investigational product candidates for early-phase testing. As part of our HLHS commercialization strategy, we presently plan to utilize a CDMO for commercial-scale production, while continuing to leverage our Miami GMP facility for early-phase clinical supply, process development, other supporting manufacturing activities for our early-phase clinical trials, as well as providing our own CDMO services for potential clients. We intend to continue to improve and expand our capabilities with the goal of achieving cost-effective manufacturing that may potentially satisfy supply for clinical trials product and certain CDMO contractual obligations.
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

Components of Our Results of Operations

Revenue

We have generated revenue from two sources:

•
The Bahamas Registry Trial. Participants in The Bahamas Registry Trial pay us a fee to receive laromestrocel, imported into The Bahamas, and administered at Lyford Cay Hospital, a private medical clinic in Nassau. The fee is recognized as revenue and is used to pay for the costs associated with manufacturing and testing of laromestrocel, administration, shipping and importation fees, data collection and management, biological sample collection and sample processing for biomarkers and other data, and overall management of the Registry, including personnel costs. Laromestrocel is considered an investigational treatment in The Bahamas and is not licensed for commercial sale. We refer to revenue generated from The Bahamas Registry Trial as clinical trial revenue in our condensed statements of operations.

•
Contract development and manufacturing services. We may enter into fee-for-service agreements with third parties for our product development and manufacturing capabilities and we may supply mesenchymal stem cells to third parties under a fee-for-product arrangement. Additionally, excess clean room capacity may also be secured by potential customers, which will be billed at a fixed fee per suite per month. These agreements may include research, process development, and manufacturing services tailored to customer needs. In February 2024, we entered into a manufacturing services contract with a customer. Revenue from this contract is recognized over time as the services are provided. Additionally, the customer paid a fixed monthly fee per suite to reserve and maintain a dedicated manufacturing suite and storage space. We refer to revenue generated from these services as contract manufacturing revenue in our condensed statements of operations. During 2025, activities under the contract development and manufacturing service agreement with our customer substantially decreased. No additional manufacturing or development activities are planned and we do not anticipate significant future revenue under this agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including equity-based compensation, for personnel in our executive, finance, business development, and administrative functions. General and administrative expenses also include public company related expenses; legal fees relating to corporate matters; insurance costs; professional fees for accounting, auditing, tax and consulting services; travel expenses; rent and facility-related expenses, direct depreciation costs and other operating costs.

Other Income and Expenses

We earn interest income on cash equivalents and money market funds. Other income and expense also includes items incurred that are not part of our normal operations.

Income Taxes

No provision for income taxes has been recorded for the three months ended March 31, 2026 and 2025. We may incur income taxes in the future if we have earnings. At this time, we have not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Three Months Ended March 31,		Increase
	2026	2025	(Decrease)
Revenues	$398	$381	$17
Cost of revenues	134	106	28
Gross profit	264	275	(11)
Expenses
General and administrative	2,720	2,941	(221)
Research and development	2,319	2,515	(196)
Total operating expenses	5,039	5,456	(417)
Loss from operations	(4,775)	(5,181)	406
Other income	39	170	(131)
Net loss	$(4,736)	$(5,011)	$275

Revenues, Cost of Revenues and Gross Profit: Revenues for the three months ended March 31, 2026 were $0.4 million and consisted of $0.4 million of clinical trial revenues and $20,000 of contract manufacturing revenues. Revenues for the three months ended March 31, 2025 were $0.4 million and consisted of $0.3 million of clinical trial revenues and $0.1 million of contract manufacturing revenues. Clinical trial revenues for the three months ended March 31, 2026 increased $0.1 million, or 46%, when compared to the same period in 2025, as a result of greater participant demand for our Bahamas Registry Trial. Contract manufacturing revenues for the three months ended March 31, 2026 decreased $0.1 million, or 84%, when compared to the same period in 2025, driven by reduced demand for these services from our third-party client.

Related cost of revenues were $0.1 million in each of the three months ended March 31, 2026 and 2025. This resulted in a gross profit of $0.3 million in each of the three months ended March 31, 2026 and 2025.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2026 were $2.7 million, compared to $2.9 million for the same period in 2025. The $0.2 million, or 7%, decrease was primarily due to a $0.4 million reduction in personnel and related costs, reflecting lower performance achievement relating to 2025 annual cash incentive bonuses, partially offset by higher legal, accounting and consulting fees.

Research and Development Expenses: Research and development expenses were $2.3 million for the three months ended March 31, 2026, compared to $2.5 million for the same period in 2025. The $0.2 million, or 8%, decrease was due to lower performance achievement relating to 2025 annual cash incentive bonuses and a $0.2 million non-recurring charge for amortization expense related to patent costs recorded in the 2025 period, partially offset by a year over year increase in personnel and higher clinical spend as we prepare for ELPIS II study results in August.

Research and development expenses consisted primarily of the following items (in thousands):

	Three Months Ended March 31,
	2026	2025
Employee compensation and benefits	$1,255	$1,341
CMC	74	120
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	498	365
Depreciation	185	187
Equity-based compensation	148	141
Amortization	67	233
Travel	10	47
Other activities	82	81
	$2,319	$2,515

Other Income: Other income was $39,000 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and consisted of interest earned on money market funds. The decrease in other income of $0.2 million, or 77%, was due to declining cash balance.

Net Loss: Net loss was $4.7 million for the three months ended March 31, 2026, compared to $5.0 million for the three months ended March 31, 2025. The decrease of $0.3 million, or 6%, was due to the factors outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(4,370)	$(4,697)
Net cash used in investing activities	(20)	(150)
Net cash provided by (used in) financing activities	15,487	(58)
Change in cash and cash equivalents	$11,097	$(4,905)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2026 was $4.4 million, consisting primarily of our net loss of $4.7 million and payments of $0.2 million in prepaid expenses and other assets. This was partially offset by non-cash expenses of $0.4 million for equity-based compensation expenses, $0.3 million for depreciation and amortization and $0.2 million for accounts payable and accrued expenses. Net cash used in operating activities for the three months ended March 31, 2025 was $4.7 million, consisting primarily of our net loss of $5.0 million and payments of $0.6 million in prepaid expenses and other assets, and $0.2 million for accrued expenses. This was partially offset by non-cash expenses of $0.3 million for equity-based compensation and $0.4 million for depreciation and amortization.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2026 was $20,000 for the purchase of intangible assets. Net cash used in investing activities for the three months ended March 31, 2025 was $0.2 million consisting primarily of purchases of property and equipment and intangible assets which was partially offset by the redemption of marketable securities.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2026 was $15.5 million and consisted primarily of $13.4 million of net proceeds from the issuance of Class A common stock, and Series A Preferred Stock in the March 2026 private placement financing and $1.3 million from the exercise of warrants. The Company also received approximately $0.9 million in cash from a sale to the investors in the Private Placement of an interest in 50% of the future proceeds from the potential future sale of a Rare Pediatric Disease Priority Review Voucher to the extent received from the U.S. FDA in connection with the Company's laromestrocel program for HLHS. Net cash used in financing activities for the three months ended March 31, 2025 was less than $0.1 million for the payment of taxes upon vesting of RSUs.

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

To date, we have financed our operations primarily through our IPO, registered and private placement equity financings, grant awards, fees generated from The Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $136.0 million in gross proceeds from the issuance of equity, including $15.9 million in gross proceeds from the Private Placement in March 2026. At March 31, 2026, we had cash and cash equivalents of $15.8 million and working capital of $12.5 million.

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
•
seek regulatory approval for any investigational product candidates that successfully complete clinical development, including a potential BLA filing with the FDA for HLHS if the current ELPIS II trial is successful, subject to sufficient resources;
•
advance CMC activities to support BLA readiness; and
•
expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

We intend to seek additional financing opportunities, capital raises, as well as non-dilutive funding options to support our operating plans. Additionally, following a positive Type B meeting with the FDA in March 2025 with respect to the AD regulatory pathway, we are focused on seeking partnership opportunities and/or non-dilutive funding for the AD program, including a proposed single, seamless adaptive Phase 2/3 clinical trial. There can be no assurance we will be able to attain future financing at terms favorable to us or at all. In the event we are unable to attain the financing needed, we will need to materially revise our current operational plan. We do not have sufficient cash to meet our minimum expenditure commitments for one year from the date these unaudited condensed financial statements are available to be issued, and therefore we need to raise additional funds to continue as a going concern. As a result, there is substantial doubt about our ability to continue as a going concern.

Capital Raising Efforts

As of March 31, 2026, we have sold 28,007,242 shares of Class A common stock and 11,873.04 shares of Series A preferred stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of March 31, 2026, warrants exercisable for an aggregate of up to 22,434,760 shares of our Class A common stock remain outstanding at exercise prices ranging from $0.65 per share to $175.00 per share.

ATM Agreement

Pursuant to an agreement with Wainwright dated September 19, 2025 (the “ATM Agreement”), the Company also has access to an At-The-Market (ATM) equity financing vehicle, providing for the sale and issuance by the Company of shares of Class A common stock from time to time, through or to Wainwright as the Company’s sales agent or principal. The gross sales price of the shares of Class A common stock sold by Wainwright under the ATM Agreement as sales agent shall be the market price for the shares of Class A common stock on Nasdaq at the time of sale. The aggregate market value of the shares of Class A common stock eligible for sale under the ATM prospectus supplement is currently $10.7 million. However, the ATM facility is under a standstill restriction until June 9, 2026, and thereafter we have restrictions in place regarding our ability to use the ATM facility unless our Class A common stock is trading above $0.80 per share until September 7, 2026.

During the three months ended March 31, 2026, we sold 166,385 shares of Class A common stock under the ATM Agreement at a weighted average share price of $0.60 per share, resulting in net proceeds of approximately $0.1 million to the Company after deducting certain offering expenses, including approximately $4,000 in compensation to Wainwright. As of March 31, 2026, an aggregate market value of approximately $9.4 million of shares of Class A common stock remains available for future sale under the ATM prospectus supplement.

The Company has no obligation to sell any shares of Class A common stock under the ATM Agreement and the Company or Wainwright may at any time suspend offers under the ATM Agreement, pursuant to the terms therein. Wainwright is not obligated to purchase any shares of Class A common stock on a principal basis pursuant to the ATM Agreement, except as otherwise specifically agreed by Wainwright and the Company in a separate agreement. No assurance can be given that the Company will sell any additional shares of Class A common stock under the ATM Agreement, or if such sales occur, no assurance can be given as to the price or number of shares that will be sold, or the dates on which any such sales will take place.

The ATM offering will terminate upon the earlier of (i) the sale of the Company’s Class A common stock pursuant to the ATM prospectus supplement having an aggregate sales price of $10.7 million or (ii) termination of the ATM Agreement by the Company or Wainwright as permitted therein.

Private Placement Transaction

On March 10, 2026, we entered into a Purchase Agreement with certain institutional and accredited investors (each, an “Investor” and collectively, the “Investors”), pursuant to which we agreed to issue and sell shares of the Company’s Class A common stock and Series A preferred stock (the “Series A preferred stock,” and together with the Class A common stock, the “Private Placement Securities”) to the Investors in up to two closings in a private placement (the “Private Placement”). At initial closing on March 11, 2026 we issued and sold an aggregate of 6,013,384 shares of Class A common stock at a purchase price of $0.52 per share and 11,873.04 shares of Series A preferred stock, convertible into an aggregate of 22,832,770 shares of Class A common stock, at a purchase price of $1,000.00 per share of Series A preferred stock. Each share of Series A preferred stock is convertible into Class A common stock at a conversion price equal to $0.52 per share. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A preferred stock are set forth in the Company’s Certificate of Designation filed on March 10, 2026.

Additionally, the Company agreed to sell to the Investors an interest in 50% of proceeds received (after deducting necessary, documented third-party fees or charges) from the potential future sale of a Rare Pediatric Disease Priority Review Voucher to the extent received from the U.S. FDA in connection with the Company’s laromestrocel program for HLHS.

Pursuant to the Purchase Agreement, subject to the occurrence of a Second Closing Trigger Date (as defined below), we agreed to issue and sell to the Investors additional shares of Class A common stock and Series A preferred stock, respectively, for additional gross proceeds of approximately $15.0 million, before deducting placement agent fees and other expenses. The Second Closing Trigger Date shall occur upon satisfaction or waiver of the closing conditions set forth under the Purchase Agreement, including (i) the Company’s achievement, during the period from March 11, 2026 and ending on the announcement of Phase 2b study results for HLHS demonstrating statistical significance of the primary endpoint(s) as agreed between the Company and the U.S. FDA (the “Milestone”) and (ii) achievement of a volume weighted average price per share of Class A common stock equal to or greater than $1.85 with aggregate trading volume of at least 25,000,000 shares (in each case, subject to appropriate, proportional adjustment for any stock splits or combinations occurring after the date of the Purchase Agreement) (the “Price Threshold”) measured during any ten consecutive trading days prior to expiration of the 30 trading days following the date of our first announcement via press release or a Current Report on Form 8-K of the occurrence of the Milestone. Investors holding at least a majority in interest of the Private Placement Securities may choose to waive achievement of the Milestone and Price Threshold and proceed with the second closing.

The aggregate gross proceeds from the Initial Closing were approximately $15.9 million, before deducting placement agent fees and other expenses. Wainwright acted as the exclusive placement agent for the Private Placement, for which it received a cash fee equal to

7.0% of the aggregate gross proceeds raised in the Private Placement, plus a management fee equal to 1.0% of the aggregate gross proceeds raised in the Private Placement and reimbursement for certain expenses. We also issued to designees of Wainwright (or their assignees) unregistered warrants to purchase up to 2,019,231 shares of Class A common stock which have an exercise price of $0.65 per share, which became immediately exercisable upon issuance and have a term of five years from the date of issuance.

Grant Awards

Since 2016 through March 31, 2026, we have been directly awarded approximately $11.5 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant related expenses are incurred or supplies and materials are received. We have had no grant revenue since 2023. As of March 31, 2026 and December 31, 2025, we had no unused grant funds available for us to draw.

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

We currently have no credit facility or committed sources of capital. Debt financing and additional preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or investigational product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our biologic drug development or future commercialization efforts or grant rights to develop and market products or investigational product candidates that we would otherwise prefer to develop and market ourselves.

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

Contractual Obligations and Commitments

As of March 31, 2026, we have $0.8 million in operating lease obligations and no CRO payment obligations. From time to time we may enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

We have not included milestone or royalty payments or other contractual payment obligations if the timing and amount of such obligations are unknown or uncertain.

Critical Accounting Estimates

For a discussion of our critical accounting estimates, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part II, Item 7 and the notes to our financial statements in Part II, Item 8 of our 2025 Form 10-K. See also Note 2 to the unaudited condensed financial statements. There have been no material changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our exposure to market risks from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.

Item 4. Controls and Procedures.

Disclosure controls and procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. While management does not currently believe that the ultimate disposition of these matters will have a material adverse impact on the Company’s results of operations, cash flows, or financial position, litigation is inherently unpredictable and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future results of operations, cash flows or financial condition in a particular period. As of March 31, 2026, the Company is not aware of any legal proceedings or material developments requiring disclosure.

Item 1A. Risk Factors.

Except with respect to the items noted below, there have been no material changes to the risk factors affecting the Company from those disclosed in the 2025 Form 10-K.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, scale back or discontinue some of our therapeutic candidate development programs or commercialization efforts.

The development of pharmaceutical drugs is capital intensive. We are currently advancing laromestrocel into clinical development. As a result of the recently completed Private Placement transaction, and based on current operating plans, we expect that our cash and cash equivalents as of March 31, 2026 of $15.8 million, which include proceeds from the Private Placement will be adequate to fund operations into the fourth quarter of 2026. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock; however, the ATM facility is under a standstill restriction until June 9, 2026, and thereafter we have restrictions in place regarding our ability to use the ATM facility unless our Class A common stock is trading above $0.80 per share until September 7, 2026. We will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our current investigational product candidate or even to continue operations, either of which occurrence would have a material adverse effect on us.

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current investigational product candidate. In 2025, the Company began ramping up Biologics License Application (“BLA”) enabling activities, with a focus on clinical spend supporting HLHS study completion and delivering top-line results. If the current ELPIS II trial in HLHS is successful, and the trial results and other available evidence are deemed sufficient by the FDA to support filing a BLA following the readout of top-line results of the ELPIS II data, then we would intend to pursue a potential BLA filing with the FDA and a commercialization partner. Additionally, following a productive Type B meeting with the FDA in March 2025 with respect to the AD regulatory pathway, we are focused on seeking partnership opportunities and/or non-dilutive funding for the AD program, including a proposed single, seamless adaptive Phase 2/3 clinical trial. The Company expects that its current operating plan will require increased spending and additional capital investments to support these initiatives, and intends to seek additional financing through capital raises, non-dilutive funding options, and commercial partnering across all indications. There can be no assurance the Company will be able to attain future financing at terms favorable to the Company or at all. In the event the Company is unable to attain the financing needed, it will need to materially revise its current operational plan. The Company may need to adjust its current and future spending levels if needed based on the level of cash available.

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

As a result of the recently completed Private Placement financing discussed in “Capital Raising Efforts” in the LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN section of this 10-Q, and based on current operating plans, we expect that our current cash and cash equivalents will be adequate to fund operations into the fourth quarter of 2026. In past years, we have been able to fund a large portion of our clinical programs with the use of grant funding. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

On September 22, 2025, we received a notice from the Listing Qualifications Department of Nasdaq that our Class A common stock did not meet the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as a result of the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days. The notice does not result in the immediate delisting of the Company’s Class A common stock and, pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had an initial period of 180 calendar days, or until March 23, 2026 to regain compliance with the Minimum Bid Price Requirement. On March 24, 2026, following submission of a request by the Company, the Company received written notice from Nasdaq granting a second compliance period of an additional 180 calendar days, or until September 21, 2026 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement, as permitted pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii), due to the Company’s satisfaction of the continued listing requirements for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, as well as its intention to cure the deficiency during the additional compliance period.

If, at any time before the Compliance Date, the bid price closes at $1.00 or more per share for a minimum of ten consecutive business days (subject to Nasdaq’s discretion to increase the minimum period to up to 20 consecutive business days pursuant to Nasdaq Listing Rule 5810(c)(3)(H)), Nasdaq would provide written notification to the Company that it again complies with the Minimum Bid Price Requirement and the Class A common stock will continue to be eligible for listing on The Nasdaq Capital Market unless other eligibility deficiencies exist. On April 15, 2026, the Listing Qualifications Department of Nasdaq opted to exercise its discretion to increase the minimum period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), if the Company’s Class A common stock has a closing bid price of $0.10 or less for ten consecutive trading days before the Compliance Date, Nasdaq can issue a Staff Determination Letter, which, unless appealed, would subject our Class A common stock to immediate suspension and delisting.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, Nasdaq will begin delisting procedures. In the event of a delisting from the Nasdaq Capital Market, our Class A common stock would likely be traded in the over-the- counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our Class A common stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, many institutional investors are prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

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

Audit Committee Composition

On March 4, 2026, we notified Nasdaq that, as a result of the March 3, 2026 resignation of Mr. Richard Kender as a member of the Board and as chairman of the Audit Committee, we are temporarily no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires that the audit committee of a listed company be composed of at least three independent directors and that at least one member meets the financial sophistication requirements.

Also on March 4, 2026, we appointed Dr. Roger Hajjar, an existing Board member, as a member of the Audit Committee to satisfy Nasdaq Listing Rule 5605(c)(2)(A)’s requirement that the audit committee of a listed company be composed of at least three (3) independent directors. However, because no member of the Audit Committee qualifies as an audit committee financial expert, we plan to appoint, or submit to the stockholders for election, at least one (1) director that will be deemed “independent”, an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and meeting the financial sophistication requirements under Nasdaq Listing Rule 5605(c)(2), at the earlier of the next annual shareholders meeting or within the 180-day cure period available under Nasdaq Listing Rule 5605(c)(4).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	54,953	$0.59	—	—
February 1-28, 2026	—	—	—	—
March 1-31, 2026	105,533	0.55	—	—
Total	160,486	$0.56	—	—

(a)
Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of Longeveron Inc., incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on February 16, 2021
3.2	Certificate of Amendment to Certificate of Incorporation of Longeveron Inc., incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed March 19, 2024
3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2026

3.4	Bylaws of Longeveron Inc., incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on February 16, 2021
4.1	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 12, 2026
10.1#	Consulting Services Agreement between Longeveron Inc. and Stephen Willard dated January 29, 2026, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed March 17, 2026
10.2#

Letter Agreement between Longeveron Inc. and Stephen Willard dated February 11, 2026, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2026

10.3^

Form of Purchase Agreement, dated March 10, 2026, by and between the Company and each Investor identified on Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 12, 2026

10.4	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 12, 2026
10.5#	Consulting Services Agreement between Longeveron Inc. and J. Nathaniel Powell dated February 23, 2026, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed March 17, 2026
31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LONGEVERON INC.

Date: May 13, 2026	/s/ Stephen H. Willard
Stephen H. Willard
Chief Executive Officer
(principal executive officer)

Date: May 13, 2026	/s/ Lisa A. Locklear
Lisa A. Locklear
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)