Form 10-Q
period 2026-06-30
Longeveron Inc.
filed 2026-08-12
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 30,432,974 shares of Class A common stock, $0.001 par value per share and 1,449,005 shares of Class B common stock, $0.001 par value per share outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,077	$4,661
Prepaid expenses and other current assets	1,181	686
Accounts receivable	65	104
Total current assets	11,323	5,451
Property and equipment, net	1,602	1,836
Intangible assets, net	2,202	2,285
Operating lease asset, net	348	513
Other assets	12	176
Total assets	$15,487	$10,261
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$633	$423
Accrued expenses	2,653	2,969
Current portion of lease liability	581	655
Deferred revenue	40	40
Other current liabilities	400	—
Total current liabilities	4,307	4,087
Long-term liabilities:
Long-term portion of operating lease liability	—	169
Liability related to the sale of future PRV proceeds	778	—
Other liabilities	—	330
Total long-term liabilities	778	499
Total liabilities	5,085	4,586
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,973,025 shares authorized, no shares issued and outstanding at June 30, 2026, and December 31, 2025	—	—
Series A non-voting convertible preferred stock, $0.001 par value per share, 26,975 shares authorized, 11,542.28 issued and outstanding at June 30, 2026, no shares issued and outstanding at December 31, 2025	—	—
Class A common stock, $0.001 par value per share, 175,000,000 shares authorized, 30,269,636 shares issued and outstanding at June 30, 2026; 21,445,336 issued and outstanding at December 31, 2025	30	21
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 1,449,005 shares issued and outstanding at June 30, 2026; 1,484,005 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	153,491	137,964
Accumulated deficit	(143,120)	(132,311)
Total stockholders’ equity	10,402	5,675
Total liabilities and stockholders’ equity	$15,487	$10,261

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Clinical trial revenue	$287	$298	$665	$557
Contract manufacturing lease revenue	—	6	—	12
Contract manufacturing revenue	—	12	20	128
Total revenues	287	316	685	697
Cost of revenues	105	170	239	276
Gross profit	182	146	446	421

Operating expenses
General and administrative	3,159	2,589	5,879	5,530
Research and development	3,194	2,954	5,513	5,469
Total operating expenses	6,353	5,543	11,392	10,999
Loss from operations	(6,171)	(5,397)	(10,946)	(10,578)
Other income
Other income, net	98	369	137	539
Total other income, net	98	369	137	539
Net loss	$(6,073)	$(5,028)	$(10,809)	$(10,039)
Basic and diluted net loss per share	$(0.19)	$(0.33)	$(0.38)	$(0.67)
Basic and diluted weighted average common shares outstanding	31,377,630	15,013,072	28,100,164	14,982,075

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Series A Non-Voting Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	21,445,336	$21	1,484,005	$1	—	$—	$137,964	$(132,311)	$5,675
Class A common stock, issued for RSUs vested	467,283	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(216,711)	—	—	—	—	—	(152)	—	(152)
Stock issued in private placement, net of issuance cost of $1.7 million	6,013,384	6	—	—	11,873	—	13,430	—	13,436
Class A common stock issued in At-The-Market offering	287,074	—	—	—	—	—	138	—	138
Class A common stock issued for warrants exercised	1,602,193	2	—	—	—	—	1,360	—	1,362
Conversion of Series A preferred stock for Class A common stock	636,077	1	—	—	(331)	—	(1)	—	—
Conversion of Class B common stock for Class A common stock	35,000	—	(35,000)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	752	—	752
Net loss	—	—	—	—	—	—	—	(10,809)	(10,809)
Balance at June 30, 2026	30,269,636	$30	1,449,005	$1	11,542	$—	$153,491	$(143,120)	$10,402

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	13,407,441	$13	1,484,005	$1	$131,480	$(109,607)	$21,887
Class A common stock, issued for RSUs vested	352,927	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(136,057)	—	—	—	(191)	—	(191)
Equity-based compensation	—	—	—	—	853	—	853
Cash-for-equity program					146		146
Net loss	—	—	—	—	—	(10,039)	(10,039)
Balance at June 30, 2025	13,624,311	$13	1,484,005	$1	$132,288	$(119,646)	$12,656

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Series A Non-Voting Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at March 31, 2026	29,296,386	$29	1,484,005	$1	11,873	$—	$153,044	$(137,047)	$16,027
Class A common stock, issued for RSU vested	134,769	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(56,225)	—	—	—	—	—	(62)	—	(62)
Stock issued in private placement, net of issuance cost of $1.7 million	—	—	—	—	—	—	8	—	8
Class A common stock issued in At-The-Market offering	120,689	—	—	—	—	—	42	—	42
Class A common stock issued for warrants exercised	102,940	—	—	—	—	—	87	—	87
Conversion of Series A preferred stock for Class A common stock	636,077	1	—	—	(331)	—	(1)	—	—
Conversion of Class B common stock for Class A common stock	35,000	—	(35,000)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	373	—	373
Net loss	—	—	—	—	—	—	—	(6,073)	(6,073)
Balance at June 30, 2026	30,269,636	$30	1,449,005	$1	11,542	$—	$153,491	$(143,120)	$10,402

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at March 31, 2025	13,473,898	$13	1,484,005	$1	$131,762	$(114,618)	$17,158
Class A common stock, issued for RSUs vested	254,166	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(103,753)	—	—	—	(133)	—	(133)
Equity-based compensation	—	—	—	—	513	—	513
Cash-for-equity program					146		146
Net loss	—	—	—	—	—	(5,028)	(5,028)
Balance at June 30, 2025	13,624,311	$13	1,484,005	$1	$132,288	$(119,646)	$12,656

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(10,809)	$(10,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473	684
Equity-based compensation	752	853
Changes in operating assets and liabilities:
Accounts receivable	39	53
Prepaid expenses and other current assets	(495)	(596)
Other assets	165	2
Accounts payable	210	601
Deferred revenue	—	—
Accrued expenses and other current liabilities	84	232
Operating lease asset and lease liability	(112)	(127)
Other liabilities	(330)	43
Net cash used in operating activities	(10,023)	(8,294)
Cash flows from investing activities
Acquisition of property and equipment	(103)	(188)
Acquisition of intangible assets	(20)	(225)
Net cash used in investing activities	(123)	(413)
Cash flows from financing activities
Proceeds from the issuance of common and preferred stock, net of issuance cost	13,462	—
Proceeds from sale of interest in 50% of PRV value	890	—
Proceeds from warrants exercised, net of issuance cost	1,362	—
Payments for taxes on RSUs vested	(152)	(191)
Net cash provided by (used in) financing activities	15,562	(191)
Change in cash and cash equivalents	5,416	(8,898)
Cash and cash equivalents at beginning of the period	4,661	19,232
Cash and cash equivalents at end of the period	$10,077	$10,334
Supplement Disclosure of Non-Cash Financing Activities:
Unpaid purchases of property, plant, and equipment in accrued expenses	$33	$—
Vesting of RSUs into Class A common stock	$(339)	$(498)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Six Month Periods Ended June 30, 2026 and 2025

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

The accompanying interim condensed balance sheet as of June 30, 2026, and the condensed statements of operations, statements of changes in stockholders’ equity, and the condensed statements of cash flows for the six months ended June 30, 2026 and 2025, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 17, 2026.

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

The Company has incurred recurring losses from operations since its inception, including a net loss of $10.8 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively. In addition, as of June 30, 2026, the Company had an accumulated deficit of $143.1 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of June 30, 2026, the Company had cash and cash equivalents of $10.1 million. The Company is currently advancing laromestrocel into clinical development. As a result of a private placement financing completed in March of 2026 (the "Private Placement"), and based on current operating plans, the Company expects that its cash and cash equivalents as of June 30, 2026, which include proceeds from the Private Placement, will be adequate to fund operations into the fourth quarter of 2026. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock; however, the ATM facility was under a standstill restriction until June 9, 2026, and thereafter restrictions are in place regarding the Company's ability to use the ATM facility unless the Company's Class A common stock is trading above $0.80 per share until September 7, 2026. The Company will require additional funds to advance further. If the Company is capital constrained, it may not be able to meet its obligations. If the Company is unable to meet its obligations, or if the Company experiences a disruption in its cash flows, it could limit or halt the Company's ability to continue to develop its current investigational product candidate or even to continue operations, either of which occurrence would have a material adverse effect on the Company.

The Company expects its expenses to continue to increase in connection with ongoing activities, particularly as the Company continues the research and development of, advances the preclinical and clinical activities of, and seeks marketing approval for, its current investigational product candidate. In 2025, the Company began ramping up Biologics License Application (“BLA”) enabling activities, with a focus on clinical spend supporting hypoplastic left heart syndrome ("HLHS") study completion and delivering top-line results. If the current ELPIS II trial in HLHS is successful, and the trial results and other available evidence are deemed sufficient by the FDA to support filing a BLA following the readout of top-line results of the ELPIS II data, then we would intend to pursue a potential BLA filing with the FDA and a commercialization partner. Additionally, following a Type B meeting with the FDA in March 2025 with respect to the Alzheimer's disease (AD) regulatory pathway, the Company is focused on seeking partnership opportunities and/or non-dilutive funding for the AD program, including a proposed single seamless adaptive Phase 2/3 clinical trial. The Company expects that its current operating plan will require increased spending and additional capital investments to support these initiatives, and intends to seek additional financing through capital raises, non-dilutive funding options, and commercial partnering across all indications. There can be no assurance the Company will be able to attain future financing at terms favorable to the Company or at all. In the event the Company is unable to attain the financing needed, it will need to materially revise its current operational plan. The Company may need to adjust its current and future spending levels if needed based on the level of cash available.

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

Accounts Receivable:

Accounts receivable include amounts due from customers. The amounts as of June 30, 2026, and December 31, 2025 are deemed to be collectible, and no amount has been recognized for credit losses. In addition, for the clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the clinical trial revenue are recorded to deferred revenue. Advance contract manufacturing payments are recorded to deferred revenue.

Accounts receivable by source (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable from customers	$65	$104
Total	$65	$104

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset group is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset group plus the residual value from the ultimate disposal exceeds the carrying value of the asset group. If the carrying value of the asset group exceeds the undiscounted cash flows, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected in the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and six months ended June 30, 2026 and 2025.

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

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common shares and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at consideration received on the issuance date with no changes in fair value recognized after the issuance date. As of June 30, 2026 and December 31, 2025, respectively, all of the Company’s outstanding warrants are equity-classified warrants. (See Note 7).

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

Income Taxes:

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three and six months ended June 30, 2026 and 2025 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of June 30, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

3. Cash and Cash Equivalents and Fair Value Measurement

The following is summary of cash and cash equivalents that the Company measures at fair value (in thousands):

	Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$8,000	$—	$—	$8,000
Accrued income	27	—	—	27
Total money market funds	$8,027	$—	$—	$8,027

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$3,500	$—	$—	$3,500
Accrued income	11	—	—	11
Total money market funds	$3,511	$—	$—	$3,511

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of June 30, 2026 and December 31, 2025, the Company reported accrued interest receivable related to money market funds of $27,000 and $11,000, respectively.

4. Property and Equipment, Net

Major components of property and equipment are provided in the table below (in thousands):

	Useful Lives	June 30, 2026	December 31, 2025
Leasehold improvements	Shorter of useful life or lease term	$4,410	$4,410
Furniture/Lab equipment	7 years	3,250	3,114
Computer equipment	5 years	97	97
Software/Website	3 years	38	38
Total property and equipment		7,795	7,659
Less accumulated depreciation and amortization		6,193	5,823
Property and equipment, net		$1,602	$1,836

Depreciation and amortization expense for property and equipment was $0.2 million for each of the three-month periods ended June 30, 2026 and 2025 and $0.4 million for each of the six-month periods ended June 30, 2026 and 2025.

5. Intangible Assets, Net

Major components of intangible assets as of June 30, 2026, are provided in the table below (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,427)	$616
Patent costs	20 years	1,629	(274)	1,355
Trademark costs		231	—	231
Total		$3,903	$(1,701)	$2,202

Major components of intangible assets as of December 31, 2025, are provided in the table below (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,356)	$687
Patent costs	20 years	1,610	(242)	1,368
Trademark costs		230	—	230
Total		$3,883	$(1,598)	$2,285

Amortization expense for intangible assets was less than $0.1 million for each of the three-month periods ended June 30, 2026 and June 30, 2025. Amortization expense for intangible assets was $0.1 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. There were no impairments and no write-offs of intangibles in the three and six months ended June 30, 2026 and 2025, respectively.

Future amortization expense for intangible assets as of June 30, 2026 is provided in the table below (in thousands):

Years Ending December 31,	Amount
2026 (remaining six months)	$72
2027	143
2028	143
2029	143
2030	143
Thereafter	1,327
Total	$1,971

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

Operating lease cost was $0.2 million for each of the three-month periods ended June 30, 2026 and June 30, 2025. Operating lease cost was $0.5 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Information related to leases (in thousands):

	Three Months Ended June 30,
Operating Leases	2026	2025
Operating cash flow information:
Operating lease cost	$217	$190
Operating lease - cash flow	$284	$253

Weighted-average remaining lease term (years)	0.8	1.8
Weighted-average discount rate (percentage)	5.0%	5.0%

	Six Months Ended June 30,
Operating Leases	2026	2025
Operating cash flow information:
Operating lease cost	$494	$393
Operating lease - cash flow	$567	$520

Weighted-average remaining lease term (years)	0.8	1.8
Weighted-average discount rate (percentage)	5.0%	5.0%

Future minimum payments under the operating leases as of June 30, 2026, are as follows (in thousands):

Years Ending December 31,	Amount
2026 (remaining six months)	$354
2027	240
Total	594
Less interest (5% discount rate)	(13)
Total lease liability	$581

Reported as:
Current portion of operating lease liability	$581
Long-term portion of lease liability	—
Total lease liability	$581

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

On July 1, 2026, the Company’s stockholders approved an amendment to the Company’s Charter to increase the number of shares of Class A common stock authorized to 175,000,000 shares.

During the six months ended June 30, 2026, one stockholder converted 35,000 shares of Class B common stock into shares of Class A common stock.

Series A Non-Voting Convertible Preferred Stock

The Certificate of Incorporation of the Company, as amended, provides for a class of its authorized stock known as Preferred Stock, consisting of 5,000,000 shares, $0.001 par value per share, issuable from time to time in one or more series.

On March 10, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”) in connection with the Private Placement. The Certificate of Designation provides for the issuance of up to 26,975 authorized shares of the Company’s Series A Non-Voting Convertible Preferred Stock.

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

Additionally, the Company sold to the investors in the Private Placement an interest in 50% of the proceeds to be received (after deducting necessary, documented third-party fees or charges) from the potential future sale of a Rare Pediatric Disease Priority Review Voucher (the “PRV”) to the extent received from the U.S. FDA in connection with the Company's laromestrocel program HLHS for approximately $0.9 million in cash. The Company determined the cash received for the PRV interest is treated as debt as a result of the Company’s significant continuing involvement in the generation of the cash flows due to the investors. The liability associated with the PRV interest is classified as a long-term liability on the condensed balance sheet as of June 30, 2026. The Company did not accrue any interest expense associated with the PRV interest during the six months ended June 30, 2026.

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

As of June 30, 2026, the Company’s Series A preferred stock consisted of the following (in thousands, except share data):

	June 30, 2026
	Series A Preferred Stock Authorized	Series A Preferred Stock Issued and Outstanding	Carrying Value	Class A Common Stock Issuable Upon Conversion
Series A preferred stock	26,975	11,542.28	$—	22,196,692

Warrants

Summary of Warrants Outstanding

During the six months ended June 30, 2026, certain holders of warrants issued in August 2025 exercised warrants to purchase an aggregate of 1,602,193 shares of Class A common stock for approximately $1.4 million in cash.

As of June 30, 2026, warrants exercisable for an aggregate of up to 21,238,731 shares of the Company’s Class A common stock remain outstanding. This includes:

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
•
warrants exercisable for up to 156,383 shares of Class A common stock at an exercise price of $2.9375 per share, which expire April 8, 2029.

•
warrants exercisable for up to 2,349,744 shares of Class A common stock at an exercise price of $2.35 per share, which expire April 18, 2029.
•
warrants exercisable for up to 167,982 shares of Class A common stock at an exercise price of $3.25 per share, which expire April 18, 2029.
•
warrants exercisable for up to 10,500 shares of Class A common stock at an exercise price of $3.125 per share, which expired on July 17, 2026.
•
warrants exercisable for up to 162,344 shares of Class A common stock at an exercise price of $3.125 per share, which expired on July 24, 2026.
•
warrants exercisable for up to 2,236,026 shares of Class A common stock at an exercise price of $3.90 per share, which expired on July 20, 2026.
•
warrants exercisable for up to 156,522 shares of Class A common stock at an exercise price of $5.0313 per share, which expired on July 20, 2026.
•
warrants exercisable for up to 13,103,692 shares of Class A common stock at an exercise price of $0.85 per share, which expire August 11, 2027.
•
warrants exercisable for up to 411,765 shares of Class A common stock at an exercise price of $1.0625 per share, which expire August 11, 2027.
•
warrants exercisable for up to 2,019,231 shares of Class A common stock at an exercise price of $0.65 per share, which expire March 11, 2031.

8. Equity Incentive Plan

RSUs

As part of the Company’s IPO, the Company adopted and approved the 2021 Incentive Award Plan, which has been subsequently amended and restated four times (as accordingly amended and restated, the “2021 Incentive Plan”). Under the 2021 Incentive Plan, the Company may grant cash and equity incentive awards to employees and eligible service providers in order to attract, motivate and retain the talent for which the Company competes.

RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date and a tax liability is calculated based on each individual’s tax bracket. During the six months ended June 30, 2026, a total of 467,283 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 216,711 Class A common stock shares to satisfy employee tax liabilities. During the year ended December 31, 2025, a total of 655,922 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 260,007 Class A common stock shares to satisfy employee tax liabilities. The shares withheld are available for reissuance pursuant to the Company’s 2021 Incentive Plan. Each RSU grant made during the six months ended June 30, 2026, and during 2025 was expensed ratably over its respective vesting period, with prorated adjustments made as needed to align with grant dates and the applicable service periods.

As of June 30, 2026 and December 31, 2025, the Company had 2,554,691 and 1,209,738, respectively, RSUs outstanding (unvested).

RSU activity for the six months ended June 30, 2026 was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2025	1,209,738
RSU granted	1,971,000
RSUs vested	(467,283)
RSU expired/forfeited	(158,764)
Outstanding (unvested) at June 30, 2026	2,554,691

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of options is equal to the fair market value of the Company’s Class A common stock as of the grant date. Options historically granted have generally become exercisable over three or four years and expire ten years from the date of grant.

The fair value of the stock options issued during the six months ended June 30, 2026 was estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 6 years; volatility of 90%; and risk-free interest rate based on the grant date of 3.8%.

Each option grant is being expensed ratably over the option vesting periods, with prorated adjustments made as needed to align with grant dates and applicable service period.

As of June 30, 2026, the Company has recorded issued and outstanding options to purchase a total of 837,887 shares of Class A common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $2.61 per share. Also, as of December 31, 2025, the Company has recorded issued and outstanding options to purchase a total of 658,187 shares of Class A common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $3.18 per share.

For the six months ended June 30, 2026:

Number of Stock Options
Stock options vested (based on ratable vesting)	438,768
Stock options unvested	399,119
Total stock options outstanding at June 30, 2026	837,887

For the year ended December 31, 2025:

Number of Stock Options
Stock options vested (based on ratable vesting)	370,394
Stock options unvested	287,793
Total stock options outstanding at December 31, 2025	658,187

Stock option activity for the six months ended June 30, 2026, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	658,187	$3.18
Options granted	200,000	0.55
Options exercised	—	—
Options expired/forfeited	(20,300)	0.92
Outstanding at June 30, 2026	837,887	$2.61

For the three months ended June 30, 2026 and 2025, equity-based compensation expense amounted to approximately $0.4 million and $0.5 million, respectively, and for the six months ended June 30, 2026 and 2025, the equity-based compensation expense amounted to approximately $0.8 million and $0.9 million, respectively, which is included in the research and development and general and administrative expenses in the condensed statements of operations for the three and six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the remaining unrecognized RSUs compensation of approximately $2.4 million will be recognized over approximately 2.3 years. The remaining unrecognized stock options compensation of approximately $0.2 million will be recognized over approximately 1.8 years.

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

As of June 30, 2026, the Company had accrued balances due to the CSO of approximately $0.4 million, included in other current liabilities in the condensed balance sheet. The accrued balance as of December 31, 2025 of $0.3 million was included in other long-term liabilities in the condensed balance sheet.

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

For the three months ended June 30, 2026 and 2025, the Company has earned revenues of $0 and $0.1 million, respectively, and for the six months ended June 30, 2026 and 2025, the Company has earned revenues of $20,000 and $0.1 million, respectively, under the Secretome Agreement.

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

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $0.5 million to UM, and as of June 30, 2026 and December 31, 2025, in the accompanying balance sheets, the Company had accrued $0 and $7,500 in milestone fees payable to UM, respectively.

The Company also entered into an additional Exclusive License Agreement with UM, signed and effective as of July 18, 2024, for technology rights developed by our CSO at UM. This License is a worldwide, exclusive license, with right to sublicense, with respect to any and all know-how, SOPs, data and all other rights related to UMP-144, entitled “A method to derive GHRHR+ cardiomyogenic cells from pluripotent stem cells ("PSCs") for therapeutic and pharmacologic applications”. UM retained a non-exclusive, royalty-free, perpetual, irrevocable, worldwide right to practice, make, and use the Patent Rights or Technology for any non-profit purposes, including educational, and research purposes. In addition to those certain other royalty payments that would be due should the Company’s sublicense of the technology result in revenue, the Company also agreed to the following additional milestones and payments: $150,000 upon completion of the first Phase 3 Clinical Trial; and $250,000 upon issuance of a biologics license application or new drug application based on the licensed technology. The Company has the right to terminate the new UM License for convenience upon 90 days’ prior written notice, and both parties have additional termination rights for material breach of the agreement.

To date, the Company has made payments totaling $5,000 to UM, and as of June 30, 2026 the Company had not yet accrued any milestone fees payable to UM.

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

As of June 30, 2026 and December 31, 2025 there was $0.1 million and $0 due in license fees, respectively, pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

Contingencies – Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of June 30, 2026, the Company is not aware of any legal proceedings or material developments requiring disclosure.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who are eligible upon date of hire. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $96,000 and $49,600 to the Plan during the three months ended June 30, 2026 and 2025, respectively. The Company contributed approximately $0.2 million and $0.1 million to the Plan during the six months ended June 30, 2026 and 2025.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding equity-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Six Months Ended June 30,
	2026	2025
RSUs	2,555	705
Stock options	838	376
Warrants	21,239	6,803
Total	24,632	7,884

12. Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer ("CEO"), and the Company manages its operations as a single operating segment focused on developing regenerative medicines to address unmet medical needs. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. All material long-lived assets of the Company are located in the United States and Company’s revenues are derived from the United States, The Bahamas and Israel. The total assets of the one reporting segment are disclosed on the condensed balance sheets as of June 30, 2026 and December 31, 2025.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reportable segment (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenues(1)	$287	$316
Less:
Cost of revenues	105	170
R&D costs(2)	952	739
G&A costs(3)	1,904	1,387
Personnel costs(4)	3,065	2,961
Other segment items(5)	334	87
Net loss	$(6,073)	$(5,028)

	Six Months Ended June 30,
	2026	2025
Revenues(1)	$685	$697
Less:
Cost of revenues	239	276
R&D costs(2)	1,524	1,225
G&A costs(3)	3,589	2,788
Personnel costs(4)	5,503	5,983
Other segment items(5)	639	464
Net loss	$(10,809)	$(10,039)

(1) Includes Contract Manufacturing and Clinical Trial revenue

(2) Includes Clinical Development, Research & Discovery, CMC

(3) Includes Executive, Finance, Legal, Business Operations

(4) Includes compensation, benefits and equity-based compensation

(5) Includes depreciation and amortization, (interest income) and other specific charges

13. Subsequent Events

On July 6, 2026, the Company's Compensation Committee approved special equity awards to the Company's CSO pursuant to the Company’s 2021 Incentive Plan. The awards consist of 500,000 restricted stock units ("RSUs") granted in recognition of the CSO's role in completing the Company's Private Placement that closed in March 2026, and an additional 100,000 RSUs and 400,000 non-qualified stock options granted in consideration of continued service to the Company. All awards vest quarterly over a three-year period commencing October 1, 2026, and automatically convert into, in the case of RSUs, or become exercisable for, in the case of stock options, shares of the Company’s Class B Common Stock.

On August 11, 2026, the Company announced that it has been selected as a Finalist Team in the XPRIZE Healthspan global competition, a seven-year, $101 million global competition to identify therapeutic approaches to increase human healthspan. As a result, the Company will receive a $1.0 million Milestone 2 Award to be used towards the future clinical trial required in accordance with the XPRIZE competition rules, with the opportunity to compete for the XPRIZE Grand Prize of up to $81 million, subject to the successful completion of the required clinical trial and financing thereof.

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

Financial Overview

As of June 30, 2026, we have sold 28,230,871 shares of Class A Common Stock, par value $0.001 per share (the "Class A common stock") and 11,873.04 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (the "Series A preferred stock") through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of June 30, 2026, warrants exercisable for an aggregate of up to 21,238,731 shares of our Class A common stock remain outstanding at exercise prices ranging from $0.65 per share to $175.00 per share.

In connection with a review of our cash runway and cost structure and following approval from the Board of Directors (the "Board"), the Company implemented a temporary reduction in the compensation or fees payable, as applicable, of its executive officers and Board, effective on or about February 16, 2026, at rates ranging from 25% to 50%. The Company further indicated that it intended to restore compensation and fees to the amounts in effect immediately prior to such reductions at such time as the Company secured sufficient financing or other sources of capital.

Following the initial closing of the March 2026 private placement financing discussed below (the "Private Placement"), and its good-faith determination of its financial ability to do so, the Company repaid the members of its executive leadership team an amount equal to the difference between such executive’s base salary or fee structure in effect immediately prior to the reduction and the reduced salary or fees paid during the applicable reduction period. The Company undertook the same determination with respect to Board fees and restored Board compensation to its previously established levels. Concerning the Board, because both the temporary reduction in fees and the reinstatement of such fees occurred prior to the first payment of such fees due for 2026, no repayment of any temporarily reduced fees was necessary by the Company.

On March 11, 2026, the Company completed the initial closing of the Private Placement previously described in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, resulting in gross proceeds of approximately $15.9 million, before deducting placement agent fees and offering expenses. The initial closing included the issuance of Class A common stock, Series A preferred stock convertible into Class A common stock, placement agent warrants, and the sale of an interest in a portion of the potential future proceeds from the sale of a Rare Pediatric Disease Priority Review Voucher ("PRV"). The Private Placement also contemplated a second closing, subject to the satisfaction or waiver of certain closing conditions. See "Liquidity, Capital Resources, and Going Concern—Capital Raising Efforts" below for additional information regarding the Private Placement.

We do not yet have a product that has been approved by the FDA, and have only generated revenues from grants, The Bahamas Registry Trial and contract manufacturing. We have not yet achieved profitable operations or generated positive cash flows from operations. We have incurred recurring losses from operations since our inception, and as of June 30, 2026 we had an accumulated deficit of $143.1 million. We expect to continue to generate operating losses for the foreseeable future. As a result of the March 2026 Private Placement financing, and based on current operating plans, we expect that our cash and cash equivalents as of June 30, 2026, which include proceeds from the initial closing of the Private Placement, will be adequate to fund operations into the fourth quarter of 2026. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock, of which $9.3 million remains available; however, the ATM facility was under a standstill restriction until June 9, 2026, and thereafter we have restrictions in place regarding our ability to use the ATM facility unless our Class A common stock is trading above $0.80 per share until September 7, 2026. We expect that our current operating plan will require increased spending and additional capital investments to support these initiatives and we intend to seek additional financing through capital raises, non-dilutive funding options, and commercial partnering across all indications. There can be no assurance we will be able to attain future financing at terms favorable to us or at all. In the event we are unable to attain the financing needed, we will need to materially revise our current operational plans.

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

As of June 2026, we have completed five U.S. clinical studies of laromestrocel: ELPIS I Phase 1 (HLHS), Phase 1 and Phase 2a “CLEAR MIND Trial” (AD), Phase 1/2 and Phase 2b Aging-related Frailty. We currently have one fully enrolled, ongoing clinical trial: ELPIS II Phase 2b (HLHS). Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee, now known as the National Longevity and Regenerative Therapy Ethics Review Committee ("The Bahamas Registry Trial"). The Bahamas Registry Trial may administer laromestrocel to eligible participants at private clinics in Nassau, The Bahamas for a variety of indications. While laromestrocel is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in The Bahamas Registry Trial.

In June 2026, we announced that the Company has been granted Small or Medium-sized Enterprise (SME) status by the European Medicines Agency (EMA). The SME program is an initiative by the EMA to address the particular needs of small and medium size companies developing medicinal products in Europe. Companies that are granted SME designation are able to seek scientific advice, protocol assistance, and other information and training from dedicated EMA personnel during the clinical development process. Companies with this designation can engage in early dialogue with the EMA multidisciplinary team and discuss regulatory strategy with the goal of mitigating delay and accelerating patient access to lifesaving treatments. In addition, SME designation gives companies reduced administrative fees throughout the development process.

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

ELPIS II is a next-step trial to our completed 10-patient open-label Phase 1 trial (ELPIS I) under the same IND. The ELPIS I trial was designed to evaluate the safety and tolerability of laromestrocel as an adjunct to the second-stage HLHS surgery, and to obtain preliminary evidence of laromestrocel effect to support a next-phase trial. The primary safety endpoint was met: no major adverse cardiac events (“MACE”) or treatment-related infections during the first month post-treatment, and no triggering of stopping rules. Furthermore, fluid-based and imaging biomarker data supported multiple potentially relevant mechanisms-of-action of laromestrocel, and the potential to improve post-surgical heart function. We currently anticipate top-line results from ELPIS II in September 2026.

On May 8, 2026, the Company announced that a constructive Type C meeting with the FDA was held in late March 2026, with the FDA providing their meeting summary in late April to discuss the ongoing development of laromestrocel.

In the Type C meeting, the FDA acknowledged that HLHS is a rare disease associated with significant morbidity and mortality with a high unmet medical need for safe and effective therapies, but also asserted that the primary endpoint of right ventricle ejection fraction (RVEF) in the ELPIS II trial is not an appropriate endpoint to demonstrate efficacy. While Longeveron agreed with the FDA regarding the insufficiency of RVEF as the primary endpoint, and was prepared to discuss other potentially appropriate endpoints sufficient to demonstrate efficacy, the FDA indicated that given the interim analysis mandated and conducted by the National Institute of Health (NIH) during the trial (to which the Company was and remains blinded), a new primary endpoint could not be agreed to while the trial is still ongoing. Without an agreed upon primary endpoint sufficient for efficacy, the FDA no longer refers to the ELPIS II trial as pivotal, as had been specifically discussed in the Company’s Type C meeting in 2024. Nevertheless, the FDA expressly agreed that it is willing to meet with Longeveron again when the ongoing ELPIS II study is completed to discuss the study results and align on a potential path forward. The FDA further indicated that only the most objective measures, including, all-cause mortality, cardiac transplant-free survival, event of cardiac transplantation, and well-defined major adverse cardiac events (MACE), could be informative of efficacy in ELPIS II, and in that regard, the Company is capturing all of these measures in ELPIS II along with some additional key measures to support an efficacy determination. In June 2026, the Company submitted to the FDA a Sponsor Statistical Analysis Plan (SAP) for ELPIS II with a composite primary endpoint and secondary endpoints for the FDA’s review and approval, and remains optimistic that the trial results and other available evidence will be sufficient to support filing a BLA following the readout of top-line results of the ELPIS II data.

In May 2026, we announced that the independent Data Monitoring Committee (DMC) completed its final pre-specified data review for ELPIS II. The DMC performed a risk-benefit assessment, indicated no safety concerns, and approved the study to continue as designed to completion.

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

We believe laromestrocel is the only investigational product candidate to be granted RMAT designation for mild AD to date. In March 2025, Longeveron announced a productive Type B Meeting with the FDA supporting the advancement of laromestrocel as a potential treatment for mild AD. As a result of the Type B meeting, we reached tentative alignment with the FDA on the overall study design for a proposed single, seamless adaptive Phase 2/3 clinical trial, including proposed AD patient population, proposed placebo control, laromestrocel dose selection and frequency, trial duration, and trial endpoints that, if positive, could be acceptable for potential BLA submission for Alzheimer’s disease. We are actively seeking to forge strategic collaborations and/or partnerships for the advancement of laromestrocel in addressing mild AD.

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

Laromestrocel data from its Phase 2b clinical trial in Aging-related Frailty were published in Cell Stem Cell in February 2026. The Phase 2b results indicated that intravenous laromestrocel improved the physical condition of patients with age-related clinical frailty after nine months, compared to placebo.

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

Our IND application for laromestrocel as a potential treatment for pediatric DCM became effective in July 2025. This IND provides for moving directly to a single Phase 2 registrational clinical trial currently targeted for 2027, subject to financing, with planning and preparation beginning in 2026. If this trial is successful, we would then seek to partner the program for further development and potential commercialization.

Summary of Clinical Development Strategy

Our core strategy is to become a world-leading regenerative medicine company through the development, approval, and commercialization of novel cell therapy products for unmet medical needs, with a near-term focus on HLHS. Key elements are as follows.

•
Execution of ELPIS II to measure the efficacy of laromestrocel in HLHS. This trial is ongoing and is being conducted in collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”) through grants from the NIH. As announced on June 24, 2025, the trial has reached full enrollment and we anticipate top-line trial results for ELPIS II in September 2026. If the current ELPIS II trial in HLHS is successful, and the trial results and other available evidence are deemed sufficient by the FDA to support filing a BLA following the readout of top-line results of the ELPIS II data, then we would intend to pursue a potential BLA filing with the FDA and a commercialization partner.
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
•
Preparation and initiation of a single Phase 2 registrational clinical trial for pediatric DCM, subject to financing. Our IND application for laromestrocel as a potential treatment for pediatric DCM became effective in July 2025. If this trial is successful, we would then seek to partner the program for further development and potential commercialization.
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

Income Taxes

No provision for income taxes has been recorded for the three and six months ended June 30, 2026 and 2025. We may incur income taxes in the future if we have earnings. At this time, we have not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)
Revenues	$287	$316	$(29)
Cost of revenues	105	170	(65)
Gross profit	182	146	36
Expenses
General and administrative	3,159	2,589	570
Research and development	3,194	2,954	240
Total operating expenses	6,353	5,543	810
Loss from operations	(6,171)	(5,397)	(774)
Other income	98	369	(271)
Net loss	$(6,073)	$(5,028)	$(1,045)

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the three-month periods ended June 30, 2026 and June 30, 2025 was $0.3 million. 2026 revenues decreased by $29,000, or 10%, when compared to 2025, primarily due to the absence of contract manufacturing revenue.

Clinical trial revenue, which is derived from The Bahamas Registry Trial, for each of the three-month periods ended June 30, 2026 and June 30, 2025 was $0.3 million. Contract manufacturing revenues for the three months ended June 30, 2026 and 2025, were $0 and $18,000, respectively. This decrease of $18,000, or 100%, when compared to the same period in 2025, was driven by the absence of any additional contract manufacturing services from our third-party client.

Related cost of revenues were $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. This resulted in a gross profit of approximately $0.2 million for the three months ended June 30, 2026, an increase of $36,000, or 25%, when compared to 2025.

General and Administrative Expenses: General and administrative expenses for the three months ended June 30, 2026 were $3.2 million, compared to $2.6 million for the same period in 2025. The increase of $0.6 million, or 23%, was primarily due to a $0.4 million increase in legal spend and a $0.2 million increase in personnel-related costs.

Research and Development Expenses: Research and development expenses were $3.2 million for the three months ended June 30, 2026, compared to $3.0 million for the same period in 2025. The increase of $0.2 million, or 7%, was due to higher clinical trial expenses to support the ELPIS II top-line results expected in September 2026.

Research and development expenses consisted primarily of the following items (in thousands):

	Three Months Ended June 30,
	2026	2025
Employee compensation and benefits	$1,634	$1,588
CMC	174	129
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	771	610
Depreciation	185	191
Equity-based compensation	176	171
Amortization	36	72
Travel	23	59
Other activities	195	134
	$3,194	$2,954

Other Income: Other income for the three months ended June 30, 2026 was $0.1 million, primarily consisting of interest earned on money market funds. Other income for the three months ended June 30, 2025, was $0.4 million, primarily consisting of $250,000 received as a recipient of a Milestone 1 Award in the XPRIZE Healthspan competition and $0.1 million of interest earned on money market funds.

Net Loss: Net loss was $6.1 million for the three months ended June 30, 2026, compared to $5.0 million for the three months ended June 30, 2025. The increase of $1.1 million, or 22%, was due to the factors outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)
Revenues	$685	$697	$(12)
Cost of revenues	239	276	(37)
Gross profit	446	421	25
Expenses
General and administrative	5,879	5,530	349
Research and development	5,513	5,469	44
Total operating expenses	11,392	10,999	393
Loss from operations	(10,946)	(10,578)	(368)
Other income	137	539	(402)
Net loss	$(10,809)	$(10,039)	$(770)

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the six-month periods ended June 30, 2026 and June 30, 2025, was $0.7 million. 2026 revenues decreased by $12,000, or 2%, due to lower contract manufacturing revenue offset by increased participant demand for our Bahamas Registry Trial.

Clinical trial revenues for the six months ended June 30, 2026 increased $0.1 million, or 19%, when compared to the same period in 2025, as a result of greater participant demand for our Bahamas Registry Trial. Contract manufacturing revenues for the six months ended June 30, 2026 decreased $0.1 million, or 85%, when compared to the same period in 2025, driven by the absence of additional contract manufacturing services from our third-party client.

Related cost of revenues were $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. This resulted in a gross profit of $0.4 million in each of the six months ended June 30, 2026 and 2025.

General and Administrative Expense: General and administrative expenses for the six months ended June 30, 2026 were $5.9 million, compared to $5.5 million for the same period in 2025. The increase of $0.4 million, or 7%, was primarily due to higher legal and accounting costs of $0.7 million, partially offset by a decrease in personnel-related costs of $0.3 million.

Research and Development Expenses: Research and development expenses were $5.5 million for each of the six month periods ended June 30, 2026 and June 30, 2025. The increase of $44,000, or 1%, was due to higher clinical trial expenses of $0.3 million to support the ELPIS II top-line results expected in September 2026, partially offset by a non-recurring charge for amortization expense related to patent costs recorded in the 2025 period of $0.2 million.

Research and development expenses consisted primarily of the following items (in thousands):

	Six Months Ended June 30,
	2026	2025
Employee compensation and benefits	$2,889	$2,928
CMC	248	250
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	1,269	975
Depreciation	370	379
Equity-based compensation	324	312
Amortization	103	305
Travel	33	105
Other activities	277	215
	$5,513	$5,469

Other Income: Other income was $0.1 million for the six months ended June 30, 2026, primarily consisting of interest earned on money market funds. Other income for the six months ended June 30, 2025, was $0.5 million, primarily consisting of $250,000 received as a recipient of a Milestone 1 Award in the XPRIZE Healthspan competition and $0.2 million of interest earned on money market funds.

Net Loss: Net loss was $10.8 million for the six months ended June 30, 2026, compared to $10.0 million for the six months ended June 30, 2025. The increase of $0.8 million, or 8%, was due to the factors outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(10,023)	$(8,294)
Net cash used in investing activities	(123)	(413)
Net cash provided by (used in) financing activities	15,562	(191)
Change in cash and cash equivalents	$5,416	$(8,898)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2026 was $10.0 million, consisting primarily of our net loss of $10.8 million, payments of $0.3 million in prepaid expenses and other assets, and $0.3 million in other liabilities. This was partially offset by non-cash expenses of $0.8 million for equity-based compensation expenses, $0.5 million for depreciation and amortization and $0.3 million for accounts payable and accrued expenses. Net cash used in operating activities for the six months ended June 30, 2025 was $8.3 million, consisting primarily of our net loss of $10.0 million and payments of $0.6 million in prepaid expenses and other assets. This was partially offset by non-cash expenses of $0.9 million for equity-based compensation, $0.7 million for depreciation and amortization, and $0.8 million for accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities consisted of purchases of property and equipment and intangible assets of $0.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2026 was $15.6 million and consisted primarily of $13.5 million of net proceeds from the issuance of stock in the March 2026 Private Placement financing and the ATM facility as well as $1.4 million from the exercise of warrants. The Company also received approximately $0.9 million in cash from a sale to the investors in the Private Placement of an interest in 50% of the future proceeds from the potential future sale of a Rare Pediatric Disease Priority Review Voucher to the extent received from the U.S. FDA in connection with the Company's laromestrocel program for HLHS. Net cash used in financing activities for the six months ended June 30, 2025 was less than $0.2 million for the payment of taxes upon vesting of RSUs.

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

To date, we have financed our operations primarily through our IPO, registered and private placement equity financings, grant awards, fees generated from The Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $136.0 million in gross proceeds from the issuance of equity, including $15.9 million in gross proceeds from the Private Placement in March 2026. At June 30, 2026, we had cash and cash equivalents of $10.1 million and working capital of $7.0 million.

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

We intend to seek additional financing opportunities, capital raises, as well as non-dilutive funding options to support our operating plans. Additionally, following a positive Type B meeting with the FDA in March 2025 with respect to the Alzheimer's disease (AD) regulatory pathway, we are focused on seeking partnership opportunities and/or non-dilutive funding for the AD program, including a proposed single, seamless adaptive Phase 2/3 clinical trial. There can be no assurance we will be able to attain future financing at terms favorable to us or at all. In the event we are unable to attain the financing needed, we will need to materially revise our current operational plan. We do not have sufficient cash to meet our minimum expenditure commitments for one year from the date these unaudited condensed financial statements are available to be issued, and therefore we need to raise additional funds to continue as a going concern. As a result, there is substantial doubt about our ability to continue as a going concern.

Capital Raising Efforts

As of June 30, 2026, we have sold 28,230,871 shares of Class A common stock and 11,873.04 shares of Series A preferred stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of June 30, 2026, warrants exercisable for an aggregate of up to 21,238,731 shares of our Class A common stock remain outstanding at exercise prices ranging from $0.65 per share to $175.00 per share.

ATM Agreement

Pursuant to an agreement with Wainwright dated September 19, 2025 (as amended, the “ATM Agreement”), the Company also has access to an At-The-Market (ATM) equity financing vehicle, providing for the sale and issuance by the Company of shares of Class A common stock from time to time, through or to Wainwright as the Company’s sales agent or principal. The gross sales price of the shares of Class A common stock sold by Wainwright under the ATM Agreement as sales agent shall be the market price for the shares of Class A common stock on Nasdaq at the time of sale. The aggregate market value of the shares of Class A common stock eligible for sale under the ATM prospectus supplement is currently $10.7 million. However, the ATM facility is under a standstill restriction until June 9, 2026, and thereafter we have restrictions in place regarding our ability to use the ATM facility unless our Class A common stock is trading above $0.80 per share until September 7, 2026.

During the three months ended June 30, 2026, we sold 120,689 shares of Class A common stock under the ATM Agreement at a weighted average share price of $0.83 per share, resulting in net proceeds of approximately $42,000 to the Company after deducting certain offering expenses, including approximately $7,100 in compensation to Wainwright. As of June 30, 2026, an aggregate market value of approximately $9.3 million of shares of Class A common stock remains available for future sale under the ATM prospectus supplement.

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

Private Placement Transaction

On March 10, 2026, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors providing for a private placement of Class A common stock, Series A preferred stock and certain related rights in up to two closings (the "Private Placement"). The initial closing occurred on March 11, 2026 and resulted in gross proceeds of approximately $15.9 million, before deducting placement agent fees and other offering expenses. Additional information regarding the Private Placement, including the securities issued, the related interest in potential proceeds from the sale of a Rare Pediatric Disease Priority Review Voucher ("PRV"), the placement agent warrants and compensation arrangements, and the terms of the Series A preferred stock, is included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Pursuant to the Purchase Agreement, subject to the satisfaction or waiver of specified closing conditions, the Company may complete a second closing for additional gross proceeds of approximately $15.0 million, before deducting placement agent fees and other offering expenses. The second closing is contingent upon the achievement (or waiver) of certain clinical and market-based milestones, as set forth in the Purchase Agreement, including specified Phase 2b HLHS study results and a minimum trading price and volume threshold. Investors holding a majority in interest of the Private Placement Securities may waive these conditions and elect to proceed with the second closing.

Grant Awards

Since 2016 through June 30, 2026, we have been directly awarded approximately $11.5 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant-related expenses are incurred or supplies and materials are received. We have had no grant revenue since 2023. As of June 30, 2026 and December 31, 2025, we had no unused grant funds available for us to draw.

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

Contractual Obligations and Commitments

As of June 30, 2026, we have $0.6 million in operating lease obligations and no CRO payment obligations. From time-to-time we may enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. While management does not currently believe that the ultimate disposition of these matters will have a material adverse impact on the Company’s results of operations, cash flows, or financial position, litigation is inherently unpredictable and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future results of operations, cash flows or financial condition in a particular period. As of June 30, 2026, the Company is not aware of any legal proceedings or material developments requiring disclosure.

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

The development of pharmaceutical drugs is capital intensive. We are currently advancing laromestrocel into clinical development. As a result of the recently completed Private Placement transaction, and based on current operating plans, we expect that our cash and cash equivalents as of June 30, 2026 of $10.1 million, which include proceeds from the Private Placement will be adequate to fund operations into the fourth quarter of 2026. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock; however, the ATM facility was under a standstill restriction until June 9, 2026, and thereafter we have restrictions in place regarding our ability to use the ATM facility unless our Class A common stock is trading above $0.80 per share until September 7, 2026. We will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our current investigational product candidate or even to continue operations, either of which occurrence would have a material adverse effect on us.

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

Following the election of three new members of the Board at the Company’s annual meeting of stockholders held on July 1, 2026, the Board approved the reconstitution of the Audit Committee to consist of Ms. Leah Rush Cann (Chair), Dr. Deborah Ascheim, Dr. George Paletta and Ms. Ursula Ungaro. Each such member of the Audit Committee qualifies as independent, and Ms. Cann further qualifies as an audit committee financial expert under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and she meets the financial sophistication requirements under Nasdaq Listing Rule 5605(c)(2)(A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026	—	$—	—	—
May 1-31, 2026	—	—	—	—
June 1-30, 2026	56,225	1.12	—	—
Total	56,225	$1.12	—	—

(a)
Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

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

3.4	Certificate of Amendment to Certificate of Incorporation of Longeveron Inc., as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2026
3.5	Bylaws of Longeveron Inc., incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on February 16, 2021
4.1

Fourth Amended and Restated Longeveron Inc. 2021 Incentive Award Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 20, 2026)

10.1#	Letter Agreement between Longeveron Inc. and Marie Washburn dated June 30, 2026, filed herewith
10.22.1	Amendment No. 1 to the ATM Agreement, dated June 16, 2026 by and between the Company and H.C. Wainwright & Co., LLC filed herewith
10.23.1^	Amendment No. 1 to Purchase Agreement, dated May 20, 2026, by and between Longeveron Inc. and the Investors identified on Exhibit A to the Purchase Agreement dated March 10, 2026, filed herewith
10.31.1#	Revised Letter Agreement between Longeveron Inc. and Stephen Willard dated July 8, 2026, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2026
31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LONGEVERON INC.

Date: August 12, 2026	/s/ Stephen H. Willard
Stephen H. Willard
Chief Executive Officer
(principal executive officer)

Date: August 12, 2026	/s/ Marie Washburn
Marie Washburn
Senior Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)