Form 10-Q
period 2026-09-30
Longeveron Inc.
filed 2026-11-12
CIK 1721484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the registrant had 3,234,935 shares of Class A common stock, $0.001 par value per share and 138,405 shares of Class B common stock, $0.001 par value per share outstanding.

LONGEVERON INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Longeveron Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,245	$4,661
Prepaid expenses and other current assets	840	686
Accounts receivable	64	104
Total current assets	8,149	5,451
Property and equipment, net	1,445	1,836
Intangible assets, net	2,167	2,285
Operating lease asset, net	246	513
Other assets	8	176
Total assets	$12,015	$10,261
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,961	$423
Accrued expenses	3,714	2,969
Current portion of lease liability	412	655
Deferred revenue	40	40
Other current liabilities	400	—
Total current liabilities	6,527	4,087
Long-term liabilities:
Long-term portion of operating lease liability	—	169
Liability related to the sale of future PRV proceeds	778	—
Other liabilities	—	330
Total long-term liabilities	778	499
Total liabilities	7,305	4,586
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,973,025 shares authorized, no shares issued and outstanding at September 30, 2026, and December 31, 2025	—	—
Series A non-voting convertible preferred stock, $0.001 par value per share, 26,975 shares authorized, 11,211.52 issued and outstanding at September 30, 2026, no shares issued and outstanding at December 31, 2025	—	—
Class A common stock, $0.001 par value per share, 175,000,000 shares authorized, 3,113,450 shares issued and outstanding at September 30, 2026; 2,144,534 issued and outstanding at December 31, 2025	3	2
Class B common stock, $0.001 par value per share, 15,705,000 shares authorized, 138,405 shares issued and outstanding at September 30, 2026; 148,401 shares issued and outstanding at December 31, 2025	—	—
Additional paid-in capital	153,962	137,984
Accumulated deficit	(149,255)	(132,311)
Total stockholders’ equity	4,710	5,675
Total liabilities and stockholders’ equity	$12,015	$10,261

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues
Clinical trial revenue	$115	$94	$780	$651
Contract manufacturing lease revenue	—	6	—	18
Contract manufacturing revenue	—	37	20	165
Total revenues	115	137	800	834
Cost of revenues	44	12	283	288
Gross profit	71	125	517	546

Operating expenses
General and administrative	3,310	3,583	9,189	9,113
Research and development	3,958	3,852	9,471	9,321
Total operating expenses	7,268	7,435	18,660	18,434
Loss from operations	(7,197)	(7,310)	(18,143)	(17,888)
Other income
Other income, net	1,062	89	1,199	628
Total other income, net	1,062	89	1,199	628
Net loss	$(6,135)	$(7,221)	$(16,944)	$(17,260)
Basic and diluted net loss per share	$(1.91)	$(3.93)	$(5.75)	$(10.70)
Basic and diluted weighted average common shares outstanding	3,211,122	1,837,321	2,945,188	1,612,488

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Series A Non-Voting Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	2,144,534	$2	148,401	$—	—	$—	$137,984	$(132,311)	$5,675
Class A common stock, issued for RSUs vested	73,712	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(32,323)	—	—	—	—	—	(230)	—	(230)
Stock issued in private placement, net of issuance cost of $1.7 million	601,338	1	—	—	11,873	—	13,435	—	13,436
Class A common stock issued in At-The-Market offering	28,709	—	—	—	—	—	138	—	138
Class A common stock issued for warrants exercised	160,219	—	—	—	—	—	1,362	—	1,362
Conversion of Series A preferred stock for Class A common stock	127,217	—	—	—	(662)	—	(1)	—	(1)
Conversion of Class B common stock for Class A common stock	10,000	—	(10,000)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	1,272	—	1,272
Reverse stock split rounding adjustment	44	—	4	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	(16,944)	(16,944)
Balance at September 30, 2026	3,113,450	$3	138,405	$—	11,211	$—	$153,962	$(149,255)	$4,710

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	1,340,744	$1	148,401	$—	$131,493	$(109,607)	$21,887
Class A common stock, issued for RSUs vested	46,933	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(18,219)	—	—	—	(252)	—	(252)
Class A common stock issued in public offering, net of issuance cost of $856	588,235	1	—	—	4,143	—	4,144
Equity-based compensation	—	—	—	—	1,301	—	1,301
Cash-for-equity program					146		146
Net loss	—	—	—	—	—	(17,260)	(17,260)
Balance at September 30, 2025	1,957,693	$2	148,401	$—	$136,831	$(126,867)	$9,966

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Series A Non-Voting Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at June 30, 2026	3,026,964	$3	144,901	$—	11,542	$—	$153,519	$(143,120)	$10,402
Class A common stock, issued for RSUs vested	26,984	—	—	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(10,651)	—	—	—	—	—	(77)	—	(77)
Conversion of Series A preferred stock for Class A common stock	63,608	—	—	—	(331)	—	—	—	—
Conversion of Class B common stock for Class A common stock	6,500	—	(6,500)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	520	—	520
Reverse stock split rounding adjustment	45	—	4	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,135)	(6,135)
Balance at September 30, 2026	3,113,450	$3	138,405	$—	11,211	$—	$153,962	$(149,255)	$4,710

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at June 30, 2025	1,362,432	$1	148,401	$—	$132,301	$(119,646)	$12,656
Class A common stock, issued for RSUs vested	11,640	—	—	—	—	—	—
Class A common stock, held for taxes on RSUs vested	(4,614)	—	—	—	(61)	—	(61)
Class A common stock issued in public offering, net of issuance cost of $856	588,235	1	—	—	4,143	—	4,144
Equity-based compensation	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	(7,221)	(7,221)
Balance at September 30, 2025	1,957,693	$2	148,401	$—	$136,831	$(126,867)	$9,966

See notes to unaudited condensed financial statements.

Longeveron Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(16,944)	$(17,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699	948
Equity-based compensation	1,272	1,301
Changes in operating assets and liabilities:
Accounts receivable	40	32
Prepaid expenses and other current assets	(154)	(614)
Other assets	170	(97)
Accounts payable	1,538	981
Accrued expenses and other current liabilities	1,144	1,501
Operating lease asset and lease liability	(146)	(191)
Other liabilities	(330)	50
Net cash used in operating activities	(12,711)	(13,349)
Cash flows from investing activities
Acquisition of property and equipment	(168)	(245)
Acquisition of intangible assets	(21)	(286)
Net cash used in investing activities	(189)	(531)
Cash flows from financing activities
Proceeds from the issuance of common and preferred stock, net of issuance cost	13,462	4,144
Proceeds from sale of interest in 50% of PRV value	890	—
Proceeds from warrants exercised, net of issuance cost	1,362	—
Payments for taxes on RSUs vested	(230)	(252)
Net cash provided by financing activities	15,484	3,892
Change in cash and cash equivalents	2,584	(9,988)
Cash and cash equivalents at beginning of the period	4,661	19,232
Cash and cash equivalents at end of the period	$7,245	$9,244
Supplement Disclosure of Non-Cash Financing Activities:
Vesting of RSUs into Class A common stock	$(535)	$(655)

See accompanying notes to unaudited condensed financial statements.

Longeveron Inc.

Notes to Unaudited Condensed Financial Statements

Nine Month Periods Ended September 30, 2026 and 2025

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

The accompanying interim condensed balance sheet as of September 30, 2026, and the condensed statements of operations, statements of changes in stockholders’ equity, and the condensed statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 17, 2026.

Going Concern and Liquidity:

Since inception, the Company has primarily been engaged in organizational activities, including raising capital, and research and development activities. The Company does not yet have a product that has been approved by the U.S. Food and Drug Administration (“FDA”), and has only generated revenues from grants, The Bahamas Registry Trial and contract manufacturing. The Company has not yet achieved profitable operations or generated positive cash flows from operations. The Company has initiated a process to review all strategic options with the goal of maximizing stockholder value. In conjunction with that process, the Company has implemented cash conservation measures to optimize cost containment. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products. These financial statements do not include adjustments that might result from the outcome of these uncertainties.

The Company has incurred recurring losses from operations since its inception, including a net loss of $16.9 million and $17.3 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, as of September 30, 2026, the Company had an accumulated deficit of $149.3 million. The Company expects to continue to generate operating losses for the foreseeable future.

As of September 30, 2026, the Company had cash and cash equivalents of $7.2 million. The Company is currently advancing laromestrocel into clinical development. As a result of a private placement financing completed in March of 2026 (the "Private Placement"), and based on current operating plans as well as the implementation of cash conservation measures to optimize cost containment, the Company expects that its cash and cash equivalents as of September 30, 2026, will be adequate to fund operations into the first quarter of 2027. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock; however, the ATM facility was under a standstill restriction until June 9, 2026, and thereafter restrictions were in place regarding the Company's ability to use the ATM facility unless the Company's Class A common stock was trading above $8.00 per share until September 7, 2026. The Company will require additional funds to advance further. If the Company is capital constrained, it may not be able to meet its obligations. If the Company is unable to meet its obligations, or if the Company experiences a disruption in its cash flows, it could limit or halt the Company's ability to continue to develop its current investigational product candidate or even to continue operations, either of which occurrence would have a material adverse effect on the Company.

The Company expects its expenses to continue to increase in connection with ongoing activities, particularly as the Company continues the research and development of, advances the preclinical and clinical activities of, and seeks marketing approval for, its current investigational product candidate. In 2025, the Company began ramping up Biologics License Application (“BLA”) enabling activities, with a focus on clinical spend supporting hypoplastic left heart syndrome ("HLHS") study completion and delivering top-line results. Following the September 2026 release of top-line data from the Company’s ELPIS II trial in HLHS, the Company has requested a meeting with the U.S. Food and Drug Administration (FDA) to review the results to determine potential next steps for the HLHS development program. Following a Type B meeting with the FDA in March 2025 with respect to the Alzheimer's disease (AD) regulatory pathway, the Company has focused its efforts for the AD program on seeking partnership opportunities and/or non-dilutive funding including to support a proposed single seamless adaptive Phase 2/3 clinical trial, subject to available funding. The Company has initiated a process to review all strategic options with the goal of maximizing stockholder value. In conjunction with that process, the Company has implemented cash conservation measures to optimize cost containment. There can be no assurance the Company will be able to successfully contain costs or attain future financing, partnerships, or strategic alternatives on terms favorable to the Company or at all. In the event the Company is unable to achieve these objectives, it will need to materially revise its current operational plan, current and future spending levels, or cease operations entirely.

The Company has prepared a cash flow forecast which indicates that it does not have sufficient cash to meet its minimum expenditure commitments for one year from the date these financial statements are available to be issued and therefore needs to review all strategic options with the goal of maximizing stockholder value to continue as a going concern. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation:

The condensed financial statements were prepared in accordance with U.S. GAAP, as well as the applicable rules and regulations of the Securities and Exchange Commission.

Reverse Stock Split:

On August 26, 2026, the Company effected a reverse stock split of the outstanding shares of its Class A common stock and Class B common stock on a one-for-ten (1:10) basis (the “Reverse Stock Split”). The Reverse Stock Split became effective at 11:59 p.m. Eastern Time on August 26, 2026 via a certificate of amendment to the Company’s Certificate of Incorporation, as amended filed with the Secretary of State of the State of Delaware. At the effective time of the Reverse Stock Split, every 10 shares of the Company’s Class A common stock and Class B common stock, whether issued and outstanding or held by the Company as treasury stock, were automatically combined and converted (without any further act) into one fully paid and nonassessable share of Class A common stock or Class B common stock, respectively, subject to rounding up of fractional shares to the nearest whole number of shares resulting from the Reverse Stock Split at the Depository Trust Company ("DTC") participant level without any change in the par value per share. No cash consideration was paid to stockholders in connection with the Reverse Stock Split. All share, per share, option, warrant, equity award, and other derivative security numbers and exercise prices appearing in this Quarterly Report on Form 10-Q and the accompanying condensed financial statements have been adjusted to give effect to the Reverse Stock Split for all prior periods presented. However, the Company’s annual, other periodic, and current reports, and all other information and documents incorporated by reference into this Quarterly Report on Form 10-Q that were filed prior to August 26, 2026, do not give effect to the Reverse Stock Split.

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

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures. This standard requires disclosure in the notes to the financial statements, at each interim and annual reporting period, of specified information about certain costs and expense including purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated, as well as disclosure of the total amount of selling expenses, and, in annual reporting periods, an entity’s definition of selling expenses. This standard is effective for annual reporting for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements and related disclosures and expects to apply this standard prospectively upon adoption.

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This standard refines and expands the existing scope exceptions that exclude certain contracts, including certain research and development ("R&D") funding arrangements, from derivative accounting, and clarifies the accounting for share-based noncash consideration received from a customer. This standard is effective for annual reporting for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impact that this new standard will have on its consolidated financial statements and related disclosures.

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

Accounts Receivable:

Accounts receivable include amounts due from customers. The amounts as of September 30, 2026, and December 31, 2025 are deemed to be collectible, and no amount has been recognized for credit losses. In addition, for the clinical trial revenue, most participants pay in advance of treatment. Advanced grant funds and prepayments for the clinical trial revenue are recorded to deferred revenue. Advance contract manufacturing payments are recorded to deferred revenue.

Accounts receivable by source (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable from customers	$64	$104
Total	$64	$104

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

Impairment of Long-Lived Assets:

The Company evaluates long-lived assets for impairment, including property and equipment and intangible assets, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon the occurrence of a triggering event, the asset group is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset group plus the residual value from the ultimate disposal exceeds the carrying value of the asset group. If the carrying value of the asset group exceeds the undiscounted cash flows, the asset is written down to the estimated fair value. Any resulting impairment loss is reflected in the condensed statements of operations. Upon evaluation, management determined that there was no impairment of long-lived assets during the three and nine months ended September 30, 2026 and 2025.

Deferred Revenue:

The unearned portion of advanced grant funds, contract manufacturing revenues, and prepayments for clinical trial revenue, which will be recognized as revenue when the Company meets the respective performance obligations, has been presented as deferred revenue in the accompanying condensed balance sheets.

Warrants:

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with Accounting Standards Codification ("ASC") 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and then in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. Under ASC 480-10, warrants are considered liability-classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If the warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common shares and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded as a component of other income (expense), net in the statements of operations. Equity-classified warrants are accounted for at consideration received on the issuance date with no changes in fair value recognized after the issuance date. As of September 30, 2026 and December 31, 2025, respectively, all of the Company’s outstanding warrants are equity-classified warrants. (See Note 7).

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

For contract manufacturing revenue, the Company considers the performance obligation met when the contractual obligation and/or statement of work has been satisfied. Additionally, the Company's contract manufacturing agreement includes a lease component, under which customers pay a fixed monthly fee per suite to reserve and maintain a dedicated manufacturing suite with one production line. Customers may also secure additional suites based on capacity needs, which are billed at a fixed fee per suite per month. Furthermore, customers pay the Company a fixed fee per month for storage of in-process samples, vialed harvests for training, and in-process samples for product lots. As these arrangements grant customers the right to control the use of an identified space, the Company classifies the suite reservation fees and storage fees as lease revenue in accordance with ASC 842 Leases. Payment terms may vary depending on specific contract terms. In both 2025 and the first quarter of 2026, the Company derived 100% of its contract manufacturing revenue from a single customer, resulting in a significant concentration of revenue risk. During 2025, activities with this customer substantially decreased, and no additional manufacturing or development work is currently planned. The Company does not anticipate significant future manufacturing revenue with this customer.

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

Income Taxes:

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s tax provision was $0 for the three and nine months ended September 30, 2026 and 2025 due to net operating losses. The Company has not recorded any tax benefit for the net operating losses incurred due to the uncertainty of realizing a benefit in the future.

The Company recognizes the tax benefits from uncertain tax positions that the Company has taken or expects to take on a tax return. In the unlikely event an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Company determined it is probable that either a position would not be sustained upon examination or a payment would have to be made to a taxing authority and the amount was reasonably estimable. As of September 30, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to expense any interest and penalties associated with its tax obligations when they are probable and estimable.

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

3. Cash and Cash Equivalents and Fair Value Measurement

The following is summary of cash and cash equivalents that the Company measures at fair value (in thousands):

	Fair Value at September 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$5,500	$—	$—	$5,500
Accrued income	16	—	—	16
Total money market funds	$5,516	$—	$—	$5,516

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$3,500	$—	$—	$3,500
Accrued income	11	—	—	11
Total money market funds	$3,511	$—	$—	$3,511

(1)
Money market funds are included in cash and cash equivalents in the condensed balance sheet.

As of September 30, 2026 and December 31, 2025, the Company reported accrued interest receivable related to money market funds of $16,000 and $11,000, respectively.

4. Property and Equipment, Net

Major components of property and equipment are provided in the table below (in thousands):

	Useful Lives	September 30, 2026	December 31, 2025
Leasehold improvements	Shorter of useful life or lease term	$4,410	$4,410
Furniture/Lab equipment	7 years	3,282	3,114
Computer equipment	5 years	97	97
Software/Website	3 years	38	38
Total property and equipment		7,827	7,659
Less accumulated depreciation and amortization		6,382	5,823
Property and equipment, net		$1,445	$1,836

Depreciation and amortization expense for property and equipment was $0.2 million for each of the three-month periods ended September 30, 2026 and 2025 and $0.6 million for each of the nine-month periods ended September 30, 2026 and 2025.

5. Intangible Assets, Net

Major components of intangible assets as of September 30, 2026, are provided in the table below (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,443)	$600
Patent costs	20 years	1,629	(293)	1,336
Trademark costs		231	—	231
Total		$3,903	$(1,736)	$2,167

Major components of intangible assets as of December 31, 2025, are provided in the table below (in thousands):

	Useful Lives	Cost	Accumulated Amortization	Total
License agreements	20 years	$2,043	$(1,356)	$687
Patent costs	20 years	1,610	(242)	1,368
Trademark costs		230	—	230
Total		$3,883	$(1,598)	$2,285

Amortization expense for intangible assets was less than $0.1 million for each of the three-month periods ended September 30, 2026 and September 30, 2025. Amortization expense for intangible assets was $0.1 million and $0.4 million for the nine months ended

September 30, 2026 and 2025, respectively. There were no impairments and no write-offs of intangibles in the three and nine months ended September 30, 2026 and 2025, respectively.

Future amortization expense for intangible assets as of September 30, 2026 is provided in the table below (in thousands):

Years Ending December 31,	Amount
2026 (remaining three months)	$37
2027	143
2028	143
2029	143
2030	143
Thereafter	1,327
Total	$1,936

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

Operating lease cost was $0.2 million for each of the three-month periods ended September 30, 2026 and September 30, 2025. Operating lease cost was $0.7 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Information related to leases (in thousands):

	Three Months Ended September 30,
Operating Leases	2026	2025
Operating cash flow information:
Operating lease cost	$217	$205
Operating lease - cash flow	$284	$269

Weighted-average remaining lease term (years)	0.6	1.6
Weighted-average discount rate (percentage)	5.0%	5.0%

	Nine Months Ended September 30,
Operating Leases	2026	2025
Operating cash flow information:
Operating lease cost	$711	$598
Operating lease - cash flow	$851	$789

Weighted-average remaining lease term (years)	0.6	1.6
Weighted-average discount rate (percentage)	5.0%	5.0%

Future minimum payments under the operating leases as of September 30, 2026, are as follows (in thousands):

Years Ending December 31,	Amount
2026 (remaining three months)	$179
2027	240
Total	419
Less interest (5% discount rate)	(7)
Total lease liability	$412

Reported as:
Current portion of operating lease liability	$412
Long-term portion of lease liability	—
Total lease liability	$412

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

On July 1, 2026, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of shares of Class A common stock authorized to 175,000,000 shares. On August 26, 2026, the Company effected the Reverse Stock Split.

On July 6, 2026, the Company's Compensation Committee approved special equity awards to the Company's CSO pursuant to the Company’s 2021 Incentive Plan. The awards consist of 50,000 RSUs granted in recognition of the CSO's role in completing the initial closing of the Company's Private Placement in March 2026, and an additional 10,000 RSUs and 40,000 non-qualified stock options granted in consideration of continued service to the Company. All awards vest quarterly over a three-year period commencing October 1, 2026, and automatically convert into, in the case of RSUs, or become exercisable for, in the case of stock options, shares of the Company’s Class B common stock.

During the nine months ended September 30, 2026, one stockholder converted 10,000 shares of Class B common stock into shares of Class A common stock.

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

In connection with an initial closing of the Private Placement pursuant to a March 10, 2026 Purchase Agreement entered into by and among the Company and certain institutional and accredited investors, on March 11, 2026, the Company issued and sold an aggregate of 11,873.04 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series A preferred stock”) at a purchase price of $1,000.00 per share. Each share of Series A preferred stock is convertible, at the option of the holder and without the payment of additional consideration, into shares of Class A common stock at a conversion price equal to $5.20 per share. The number of shares of Common Stock issuable upon conversion of each share of Series A preferred stock shall be determined by dividing the stated value of $1,000 per share by the conversion price of $5.20 (subject to adjustment as set forth in the Certificate of Designation). The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A preferred stock are set forth in the Certificate of Designation.

Pursuant to the Certificate of Designation, each share of Series A preferred stock is convertible into Class A common stock at a conversion price equal to $5.20 per share. Holders of shares of Series A preferred stock are entitled to receive dividends on shares of Series A preferred stock equal to, on an as-if-converted-to-Common Stock basis, and in the same form as dividends actually paid on shares of the Common Stock. Except as otherwise required by law, the Series A preferred stock does not have voting rights. However, as long as any shares of Series A preferred stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other governing documents in any manner that adversely affects any rights of the holders of Series A preferred stock, (d) issue further shares of Series A preferred stock or increase or decrease the number of authorized shares of Series A preferred stock, subject to certain exceptions, or (e) consummate any Fundamental Transaction (as defined in the Certificate of Designation), certain change of control transactions or enter into any agreements with respect to the same. The Series A preferred stock does not have a preference upon any liquidation, dissolution or winding-up of the Company. Issuances of securities pursuant to the Purchase Agreement, however, will not be deemed a “Fundamental Transaction.”

Upon the issuance of the Series A preferred stock, the Company assessed the embedded conversion feature and contingent redemption feature of the securities as described below and determined that such features did not require the Company to separately account for the features as bifurcated embedded derivatives.

In connection with the Private Placement, the Company agreed to issue and sell to the investors in a second closing, subject to certain conditions, additional shares of Class A common stock and Series A preferred stock for aggregate additional gross proceeds of approximately $15.0 million, before deducting placement agent fees and other expenses. The purchase price per share of the Class A common stock and Series A preferred stock that may be sold in the second closing (if it occurs) is the same price as offered to investors in the initial closing of the Private Placement. Among other customary conditions, the occurrence of the second closing is contingent upon the Company’s achievement of (i) the announcement of Phase 2b study results for HLHS demonstrating statistical significance of the primary endpoint(s) as agreed between the Company and the U.S. FDA (the "Milestone") and (ii) a volume weighted average price per share of Class A common stock equal or greater to $18.50 with aggregate trading volume of at least 2,500,000 shares (subject to adjustment) (the "Price Threshold") during any ten consecutive trading days prior to expiration of the 30 trading days following the date of the Company's first announcement via press release or a Current Report on Form 8-K of the occurrence of the Milestone (the "Measurement Period"). For a waiver of the achievement of the Milestone and the Price Threshold prior to the expiration of the Measurement Period to be waived for purposes of the second closing, the Company must receive a written waiver approved by investors holding at least a majority in interest of the securities then held by the investors (determined as if all of the shares of Series A preferred stock then outstanding have been converted without regard to any limitations on the conversion of such shares of Series A preferred stock). The Company determined the tranche right associated with the second closing is equity classified.

The Company also issued to designees of the placement agent (or their assignees) unregistered warrants in connection with the Private Placement to purchase up to 201,925 shares of Class A common stock with an exercise price of $6.50 per share. The warrants are exercisable immediately upon issuance and have a term of five years from the date of issuance. The Company determined the warrants are equity classified.

Additionally, the Company sold to the investors in the Private Placement an interest in 50% of the proceeds to be received (after deducting necessary, documented third-party fees or charges) from the potential future sale of a Rare Pediatric Disease Priority Review Voucher (the “PRV”) to the extent received from the U.S. FDA in connection with the Company's laromestrocel program HLHS for approximately $0.9 million in cash. The Company determined the cash received for the PRV interest is treated as debt as a result of the Company’s significant continuing involvement in the generation of the cash flows due to the investors. The liability associated with the PRV interest is classified as a long-term liability on the condensed balance sheet as of September 30, 2026. The Company did not accrue any interest expense associated with the PRV interest during the nine months ended September 30, 2026.

The Company allocated the aggregate proceeds received in the Private Placement on a relative fair value basis among the instruments, including Class A common stock, Series A preferred stock, the tranche right associated with the second closing, the placement agent warrants, and the PRV interest, as none of the instruments are measured at fair value on a recurring basis.

During the nine months ended September 30, 2026, certain holders of shares of the Company's Series A preferred stock elected to convert 661.52 shares of Series A preferred stock into 127,217 shares of Class A common stock.

As of September 30, 2026, the Company’s Series A preferred stock consisted of the following (in thousands, except share data):

	September 30, 2026
	Series A Preferred Stock Authorized	Series A Preferred Stock Issued and Outstanding	Carrying Value	Class A Common Stock Issuable Upon Conversion
Series A preferred stock	26,975	11,211.52	$—	2,156,061

Warrants

Summary of Warrants Outstanding

During the nine months ended September 30, 2026, certain holders of warrants issued in August 2025 exercised warrants to purchase an aggregate of 160,219 shares of Class A common stock for approximately $1.4 million in cash.

As of September 30, 2026, warrants exercisable for an aggregate of up to 1,867,206 shares of the Company’s Class A common stock remain outstanding. This includes:

•
warrants exercisable for up to 470 shares of Class A common stock at an exercise price of $1,750.00 per share, which expire December 1, 2026.
•
warrants exercisable for up to 1,699 shares of Class A common stock at an exercise price of $206.25 per share, which expire October 11, 2028.
•
warrants exercisable for up to 13,554 shares of Class A common stock at an exercise price of $162.00 per share, which expire June 22, 2029.
•
warrants exercisable for up to 951 shares of Class A common stock at an exercise price of $218.13 per share, which expire December 20, 2028.
•
warrants exercisable for up to 29,788 shares of Class A common stock at an exercise price of $23.50 per share, which expire April 10, 2029.
•
warrants exercisable for up to 15,491 shares of Class A common stock at an exercise price of $29.375 per share, which expire April 8, 2029.
•
warrants exercisable for up to 234,976 shares of Class A common stock at an exercise price of $23.50 per share, which expire April 18, 2029.
•
warrants exercisable for up to 16,799 shares of Class A common stock at an exercise price of $32.50 per share, which expire April 18, 2029.
•
warrants exercisable for up to 1,310,375 shares of Class A common stock at an exercise price of $8.50 per share, which expire August 11, 2027.
•
warrants exercisable for up to 41,178 shares of Class A common stock at an exercise price of $10.625 per share, which expire August 11, 2027.
•
warrants exercisable for up to 201,925 shares of Class A common stock at an exercise price of $6.50 per share, which expire March 11, 2031.

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

RSUs are taxable upon vesting based on the market value on the date of vesting. The Company is required to make mandatory tax withholding for the payment and satisfaction of income tax, social security tax, payroll tax, or payment on account of other tax related to withholding obligations that arise by reason of vesting of an RSU. The taxable income is calculated by multiplying the number of vested RSUs for each individual by the closing share price as of the vesting date and a tax liability is calculated based on each individual’s tax bracket. During the nine months ended September 30, 2026, a total of 73,712 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 32,323 Class A common stock shares to satisfy employee tax liabilities. During the year ended December 31, 2025, a total of 65,592 RSUs vested for Class A common stock shares. Of that amount, the Company withheld 26,000 Class A common stock shares to satisfy employee tax liabilities. The shares withheld are available for reissuance pursuant to the Company’s 2021 Incentive Plan. Each RSU grant made during the nine months ended September 30, 2026, and during 2025 was expensed ratably over its respective vesting period, with prorated adjustments made as needed to align with grant dates and the applicable service periods.

As of September 30, 2026 and December 31, 2025, the Company had 517,363 and 120,996, respectively, RSUs outstanding (unvested).

RSU activity for the nine months ended September 30, 2026 was as follows:

Number of RSUs
Outstanding (unvested) at December 31, 2025	120,996
RSU granted	498,960
RSUs vested	(73,712)
RSU expired/forfeited	(28,881)
Outstanding (unvested) at September 30, 2026	517,363

Stock Options

Stock options may be granted under the 2021 Incentive Plan. The exercise price of options is equal to the fair market value of the Company’s Class A common stock as of the grant date. Options historically granted have generally become exercisable over three or four years and expire ten years from the date of grant.

The fair value of the stock options issued during the nine months ended September 30, 2026 was estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 5.8 to 6.0 years; volatility of 85% to 90%; and a risk-free interest rate of 3.8% to 4.3%, based on grant dates.

Each option grant is being expensed ratably over the option vesting periods, with prorated adjustments made as needed to align with grant dates and applicable service period.

As of September 30, 2026, the Company has recorded issued and outstanding options to purchase a total of 123,698 shares of Class A and Class B common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $19.22 per share. Also, as of December 31, 2025, the Company has recorded issued and outstanding options to purchase a total of 65,822 shares of Class A common stock pursuant to the 2021 Incentive Plan, at a weighted average exercise price of $31.83 per share.

For the nine months ended September 30, 2026:

Number of Stock Options
Stock options vested (based on ratable vesting)	48,037
Stock options unvested	75,661
Total stock options outstanding at September 30, 2026	123,698

For the year ended December 31, 2025:

Number of Stock Options
Stock options vested (based on ratable vesting)	37,031
Stock options unvested	28,791
Total stock options outstanding at December 31, 2025	65,822

Stock option activity for the nine months ended September 30, 2026, was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	65,822	$31.83
Options granted	60,000	6.15
Options exercised	—	—
Options expired/forfeited	(2,124)	41.04
Outstanding at September 30, 2026	123,698	$19.22

For the three months ended September 30, 2026 and 2025, equity-based compensation expense amounted to approximately $0.5 million and $0.4 million, respectively, and for each of the nine-month periods ended September 30, 2026 and 2025, the equity-based compensation expense amounted to approximately $1.3 million, which is included in the research and development and general and administrative expenses in the condensed statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the remaining unrecognized RSUs compensation of approximately $4.1 million will be recognized over approximately 2.4 years. The remaining unrecognized stock options compensation of approximately $0.4 million will be recognized over approximately 2.1 years.

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

In addition, the Company entered into a deferred compensation agreement with the CSO to defer payment of the consulting fees earned for services rendered during 2024, which fees will be paid in a lump sum distribution in February 2027. A similar arrangement was also entered into for 2025. On March 4, 2025 and April 11, 2025, the Company entered into stock option agreements with the CSO as part of a Cash-for-Equity Program. These agreements represent settlement of (i) approximately $45,000 in previously accrued consulting fees, and (ii) the CSO's 2024 performance bonus of approximately $131,000, respectively. Pursuant to the Company's Cash-for-Equity Program, the CSO elected to receive this amount in the form of options to purchase 7,126 and 18,488 shares of the Company’s Class A common stock, respectively. Each award fully vested on July 1, 2025, following stockholder approval at the Company's 2025 annual meeting of stockholders on June 13, 2025, increasing the pool of the shares available for awards under the 2021 Incentive Plan. On July 1, 2025, the Company entered into an additional stock option agreement with the CSO as part of the Cash-for-Equity Program, with such agreement representing settlement of $30,000 in consulting fees earned for services rendered during the three months ended June 30, 2025. Pursuant to the Cash-for-Equity Program, the CSO elected to receive this amount in the form of fully vested options to purchase 4,922 shares of the Company’s Class A common stock. On July 15, 2025, the Company granted the CSO options to purchase 10,900 shares of the Company's Class A common stock at an exercise price of $14.70 per share, as part of his annual compensation package, with the options vesting quarterly over three years.

The Compensation Committee increased Dr. Hare's annual compensation to $350,000 effective January 2026. Dr. Hare elected to defer $112,000 of his 2026 compensation to the Company's non-qualified deferred compensation plan.

As of September 30, 2026, the Company had accrued balances due to the CSO of approximately $0.4 million, included in other current liabilities in the condensed balance sheet. The accrued balance as of December 31, 2025 of $0.3 million was included in other long-term liabilities in the condensed balance sheet.

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

For the three months ended September 30, 2026 and 2025, the Company has earned revenues of $0 and $37,000, respectively, and for the nine months ended September 30, 2026 and 2025, the Company has earned revenues of $20,000 and $0.2 million, respectively, under the Secretome Agreement.

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

The Company has the right to terminate the UM License upon 60 days’ prior written notice, and either party has the right to terminate upon a breach of the UM License. To date, the Company has made payments totaling $0.5 million to UM, and as of September 30, 2026 and December 31, 2025, in the accompanying balance sheets, the Company had accrued $37,500 and $7,500 in milestone fees payable to UM, respectively.

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

To date, the Company has made payments totaling $5,000 to UM, and as of September 30, 2026 the Company had not yet accrued any milestone fees payable to UM.

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

As of September 30, 2026 and December 31, 2025 there was $0 due in license fees, respectively, pertaining to this agreement.

Other Royalty

Under the grant award agreement with the Alzheimer’s Association, the Company may be required to make revenue sharing or distribution of revenue payments for products or inventions generated or resulting from this clinical trial program. The potential payments, although not currently defined, could result in a maximum payment of five times (5x) the award amount of $3.0 million.

Contingencies – Legal

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. As of September 30, 2026, the Company is not aware of any legal proceedings or material developments requiring disclosure.

10. Employee Benefits Plan

The Company sponsors a defined contribution employee benefit plan (the “Plan”) under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company who are eligible upon date of hire. Contributions to the Plan by the Company are at the discretion of the Board of Directors.

The Company contributed approximately $0.1 million to the Plan during the three months ended September 30, 2026 and 2025. The Company contributed approximately $0.2 million to the Plan during the nine months ended September 30, 2026 and 2025.

11. Loss Per Share

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. We have outstanding equity-based awards that are not used in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The following instruments (in thousands) were excluded from the calculation of diluted net loss per share because their effects would be antidilutive:

	Nine Months Ended September 30,
	2026	2025
RSUs	517	156
Stock options	124	76
Warrants	1,867	2,192
Total	2,508	2,424

12. Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer ("CEO"), and the Company manages its operations as a single operating segment focused on developing regenerative medicines to address unmet medical needs. The Company’s measure of segment profit or loss is net loss. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources, and setting incentive targets. Operating expenses are used to monitor budget versus actual results. All material long-lived assets of the Company are located in the United States and Company’s revenues are derived from the United States, The Bahamas and Israel. The total assets of the one reporting segment are disclosed on the condensed balance sheets as of September 30, 2026 and December 31, 2025.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company’s single reportable segment (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenues(1)	$115	$137
Less:
Cost of revenues	44	12
R&D costs(2)	1,725	1,964
G&A costs(3)	2,322	1,591
Personnel costs(4)	2,850	2,368
Other segment items(5)	(691)	1,423
Net loss	$(6,135)	$(7,221)

	Nine Months Ended September 30,
	2026	2025
Revenues(1)	$800	$834
Less:
Cost of revenues	283	288
R&D costs(2)	3,249	2,837
G&A costs(3)	5,911	4,379
Personnel costs(4)	8,353	9,736
Other segment items(5)	(52)	854
Net loss	$(16,944)	$(17,260)

(1) Includes Contract Manufacturing and Clinical Trial revenue

(2) Includes Clinical Development, Research & Discovery, CMC

(3) Includes Executive, Finance, Legal, Business Operations

(4) Includes compensation, benefits and equity-based compensation

(5) Includes depreciation and amortization, (interest income) and other specific charges

13. Subsequent Events

On October 7, 2026, Dr. Nataliya Agafonova informed the Company of her decision to step down as Chief Medical Officer, to become effective October 14, 2026.

On October 26, 2026, the Company announced updated results from ELPIS II, its Phase 2b clinical trial evaluating the Company’s investigational stem cell therapy, laromestrocel, as an adjunct to Stage 2 palliative surgery in 40 infants with hypoplastic left heart syndrome (“HLHS”). The updated results follow planned additional analysis conducted by the Company and the National Institutes of Health (NIH) funded trial investigators.

As previously disclosed, the ELPIS II trial did not meet the primary efficacy endpoint of change from baseline in right ventricular ejection fraction (RVEF) at Month 12. However, based on the secondary endpoints, laromestrocel was associated with fewer adjudicated clinical and safety events than the standard of care arm. Additional review of the pre-specified secondary endpoint major adverse cardiac events (MACE) showed statistical significance with eight events in the standard of care (SOC) arm versus one in the laromestrocel treatment arm (P=0.043).

The Company believes the favorable pre-specified secondary endpoint findings suggest that laromestrocel has the potential to meaningfully improve clinical outcomes of children with HLHS undergoing Stage II surgical palliation. The Company has requested a meeting with the U.S. Food and Drug Administration (FDA) to review the results to determine potential next steps for the Company’s HLHS development program.

On October 8, 2026, the Company formed a Special Committee comprised of independent board members to oversee the review of strategic alternatives. In conjunction, on October 28, 2026, the Company announced that Lucid Capital Markets was retained as the Company’s financial advisor to explore potential strategic opportunities, including a potential business combination.

On November 1, 2026, Ms. Ursula Ungaro provided the Company with notice of her immediate resignation from the Company’s Board of Directors and its Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Special Committee. Ms. Ungaro indicated that her decision to resign was due to personal health issues and not the result of any disagreement with the Company on any matter related to the Company’s operations, policies, or practices.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Factors that could cause actual results to differ materially from those expressed or implied in any forward-looking statements contained in this 10-Q include, but are not limited to, statements about:

•
our expectations regarding the review and exploration of all strategic options and their potential impact on stockholder value;
•
the risk that the exploration of strategic options may not result in any definitive transaction or enhance stockholder value or may create uncertainty that may adversely affect our business, financial condition, results of operations, or stockholder and investor perception;
•
the impact of our engagement of an investment bank or other strategic advisor;
•
our cash position and need to raise additional capital, the difficulties we may face in obtaining access to capital, and the dilutive impact it may have on our investors;
•
our implementation of cash conservation measures to reduce operating expenses;
•
our ability to successfully contain costs, attain future financing, funding sources, or secure strategic partnerships or other alternatives on terms favorable to us or at all;
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
•
our expectations regarding the future of our operations, including our clinical, development, and commercialization activities
•
the receipt of results from our clinical trials and other available evidence sufficient to support filings for regulatory approval of our investigational product candidates, including a potential future Biologics License Application with the FDA in the U.S.;
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
•
the willingness of regulatory authorities, including the FDA in the U.S., to deem any of our clinical trials as pivotal or to otherwise reach alignment with us on a potential path toward regulatory approval of our investigational product candidates;
•
the occurrence of meetings or discussions of our clinical trial results (including ELPIS II) with the FDA in the U.S. and the future of our clinical development programs
•
our ability to obtain and maintain regulatory approval of our investigational product candidates in the U.S. and other jurisdictions;
•
our plans relating to the further development of our investigational product candidates, including additional disease states or indications we may pursue;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;
•
Our ability to attract and retain personnel;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•
the continued listing of our Class A common stock on Nasdaq.

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

Our stem cell therapy development programs address life-threatening conditions in the most vulnerable populations - children and the elderly: Hypoplastic Left Heart Syndrome; Alzheimer’s disease; Pediatric Dilated Cardiomyopathy and Aging-related Frailty. The Company has sought to pursue partnering and commercial licensing strategies across our development programs to accelerate potential time to market, increase capital use efficiency and leverage the greater resources of larger organizations. The Company has initiated a process to review all strategic options with the goal of maximizing stockholder value, including a potential business combination. In connection with this process, the Company has retained Lucid Capital Markets, LLC as the Company’s financial advisor in addition to consulting with other third party advisors.

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

We manufacture our own investigational product candidates for early-phase clinical trials and have augmented our Chemistry, Manufacturing and Controls ("CMC") infrastructure to support potential future Biologics License Application ("BLA") submissions. These efforts include planning for process and analytical method validation as well as planning for commercial production readiness. As part of our ongoing preparations for a potential BLA submission for our lead investigational product candidate, we previously made a strategic decision to pursue commercial manufacturing through a third-party contract development and manufacturing organization ("CDMO") at the appropriate time, rather than renovating our existing Miami facility for commercial-scale production. This decision was based on a comprehensive evaluation of multiple factors, including cost, timeline feasibility, and scalability. We believe this approach offers a more cost-effective and timely path to support a future potential BLA submission and commercial launch. Subject to the impact of cash conservation measures, the availability of funding, and our ongoing review of all strategic options with a goal of maximizing stockholder value, our Miami manufacturing facility, which includes eight clean rooms, two research and development laboratories, and warehouse and storage space, will continue to support clinical development, research and early-phase manufacturing for our current and future clinical trials. We have supply contracts with multiple third parties for fresh bone marrow, which we use to produce our investigational product candidate for clinical testing and research and development. From time to time, we enter into contract development and manufacturing contracts or arrangements with third parties who seek to utilize our product development, manufacturing, and testing capabilities.

Financial Overview

As of September 30, 2026, we have sold approximately 2,823,087 shares of Class A Common Stock, par value $0.001 per share (the "Class A common stock") and 11,873.04 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (the "Series A preferred stock") through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of September 30, 2026, warrants exercisable for an aggregate of up to 1,867,206 shares of our Class A common stock remain outstanding at exercise prices ranging from $6.50 per share to $1,750.00 per share.

In connection with a review of our cash runway and cost structure and following approval from the Board of Directors (the "Board"), we implemented a temporary reduction in the compensation or fees payable, as applicable, of its executive officers and Board, effective on or about February 16, 2026, at rates ranging from 25% to 50%. We further indicated that the Company intended to restore compensation and fees to the amounts in effect immediately prior to such reductions at such time as we secured sufficient financing or other sources of capital.

Following the initial closing of the March 2026 private placement financing discussed below (the "Private Placement"), and its good-faith determination of its financial ability to do so, we repaid the members of its executive leadership team an amount equal to the difference between such executive’s base salary or fee structure in effect immediately prior to the reduction and the reduced salary or fees paid during the applicable reduction period. We undertook the same determination with respect to Board fees and restored Board compensation to its previously established levels. Concerning the Board, because both the temporary reduction in fees and the reinstatement of such fees occurred prior to the first payment of such fees due for 2026, no repayment of any temporarily reduced fees was necessary by the Company.

On March 11, 2026, we completed the initial closing of the Private Placement previously described in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, resulting in gross proceeds of approximately $15.9 million, before deducting placement agent fees and offering expenses. The initial closing included the issuance of Class A common stock, Series A preferred stock convertible into Class A common stock, placement agent warrants, and the sale of an interest in a portion of the potential future proceeds from the sale of a Rare Pediatric Disease Priority Review Voucher ("PRV"). See "Liquidity, Capital Resources, and Going Concern—Capital Raising Efforts" below for additional information regarding the Private Placement.

We do not yet have a product that has been approved by the FDA, and have only generated revenues from grants, The Bahamas Registry Trial and contract manufacturing. We have not yet achieved profitable operations or generated positive cash flows from operations. We have incurred recurring losses from operations since our inception, and as of September 30, 2026 we had an accumulated deficit of $149.3 million. We expect to continue to generate operating losses for the foreseeable future. The Company is currently reviewing all strategic options, including a potential business combination. In conjunction with this process, the Company has implemented cash conservation measures to optimize cost containment.

As a result of the March 2026 Private Placement financing, and based on current operating plans as well as the implementation of cash conservation measures, we expect that our cash and cash equivalents as of September 30, 2026, will be adequate to fund operations into the first quarter of 2027. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock, of which $9.3 million remains available; however, the ATM facility was under a standstill restriction until June 9, 2026, and thereafter we had restrictions in place regarding our ability to use the ATM facility unless our Class A common stock was trading above $8.00 per share until September 7, 2026. There can be no assurance we will be able to successfully contain costs or attain future financing, partnerships, or strategic alternatives on terms favorable to us or at all. In the event we are unable to achieve these objectives, we will need to materially revise our current operational plans, current and future spending levels, or cease operations entirely.

On August 11, 2026, we announced that we had been selected as a Finalist Team in the XPRIZE Healthspan global competition, a seven-year, $101 million global competition to identify therapeutic approaches to increase human healthspan. As a result, we received a $1.0 million Milestone 2 Award to be used toward our entry in accordance with the XPRIZE competition rules, with the opportunity to compete for the XPRIZE Grand Prize of up to $81 million, subject to the successful completion of the required clinical trial and financing thereof.

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

Figure 1: Laromestrocel clinical development pipeline

*Phase 2b ELPIS II study; topline results announced September 16, 2026, and updated results announced October 26, 2026

** Not currently active

*** Subject to the impact of cash conservation measures, the availability of funding, and our ongoing review of all strategic options with a goal of maximizing stockholder value, we plan to conduct a single Phase 2 registrational clinical trial in accordance with the Investigational New Drug (“IND”) application which became effective in July 2025.

As of September 2026, we have completed six U.S. clinical studies of laromestrocel: ELPIS I Phase 1 and ELPIS II Phase 2b (HLHS), Phase 1 and Phase 2a “CLEAR MIND Trial” (AD), Phase 1/2 and Phase 2b Aging-related Frailty. Additionally, we sponsor a registry in The Bahamas under the approval and authority of the National Stem Cell Ethics Committee, now known as the National Longevity and Regenerative Therapy Ethics Review Committee ("The Bahamas Registry Trial"). The Bahamas Registry Trial may administer laromestrocel to eligible participants at private clinics in Nassau, The Bahamas for a variety of indications. While laromestrocel is considered an investigational product in The Bahamas, under the approval terms from the National Stem Cell Ethics Committee, we are permitted to charge a fee to participate in The Bahamas Registry Trial.

In June 2026, we announced that we had been granted Small or Medium-sized Enterprise (SME) status by the European Medicines Agency (EMA). The SME program is an initiative by the EMA to address the particular needs of small and medium size companies developing medicinal products in Europe. Companies that are granted SME designation are able to seek scientific advice, protocol assistance, and other information and training from dedicated EMA personnel during the clinical development process. Companies with this designation can engage in early dialogue with the EMA multidisciplinary team and discuss regulatory strategy with the goal of mitigating delay and accelerating patient access to lifesaving treatments. In addition, SME designation gives companies reduced administrative fees throughout the development process.

We are currently reviewing all strategic options with respect to our clinical development programs for laromestrocel in all four potential indications.

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

The FDA granted Rare Pediatric Disease Designation (“RPD”) for laromestrocel for the treatment of HLHS (November 8, 2021), Orphan Drug Designation (“ODD”) (December 2, 2021), and Fast Track Designation (August 24, 2022). We conducted a Phase 2b clinical trial (ELPIS II) under FDA IND 17677. ELPIS II was a multi-center, randomized, double-blind, controlled clinical trial designed to evaluate laromestrocel as an adjunct therapy to the standard-of-care second-stage HLHS heart reconstructive surgery which is typically performed at 4-6 months after birth with a primary objective of evaluating the change in right ventricular ejection fraction after laromestrocel treatment versus standard-of-care surgery alone (40 subjects total: 20 per arm).

ELPIS II was a next-step trial to our completed 10-patient open-label Phase 1 trial (ELPIS I) under the same IND. The ELPIS I trial was designed to evaluate the safety and tolerability of laromestrocel as an adjunct to the second-stage HLHS surgery, and to obtain preliminary evidence of laromestrocel effect to support a next-phase trial. For ELPIS I, the primary safety endpoint was met: no major adverse cardiac events (“MACE”) or treatment-related infections during the first month post-treatment, and no triggering of stopping rules. Furthermore, fluid-based and imaging biomarker data supported multiple potentially relevant mechanisms-of-action of laromestrocel, and the potential to improve post-surgical heart function.

On May 8, 2026, the Company announced that a constructive Type C meeting with the FDA was held in late March 2026, with the FDA providing their meeting summary in late April to discuss the ongoing development of laromestrocel.

In the Type C meeting, the FDA acknowledged that HLHS is a rare disease associated with significant morbidity and mortality with a high unmet medical need for safe and effective therapies, but also asserted that the primary endpoint of right ventricle ejection fraction (RVEF) change in 12 months, in the ELPIS II trial is not an appropriate endpoint to demonstrate efficacy. While Longeveron agreed with the FDA regarding the insufficiency of RVEF change as the primary endpoint, and was prepared to discuss other potentially appropriate endpoints sufficient to demonstrate efficacy, the FDA indicated that given the interim analysis mandated and conducted by the National Institute of Health (NIH) during the trial (to which the Company was and remained blinded), a new primary endpoint could not be agreed to while the trial is still ongoing. Without an agreed upon primary endpoint sufficient for efficacy, the FDA no longer refers to the ELPIS II trial as pivotal, as had been specifically discussed in the Company’s Type C meeting in 2024. Nevertheless, the FDA expressly agreed that it was willing to meet with Longeveron again once the ELPIS II study was completed to discuss the study results and align on a potential path forward. The FDA further indicated that only the most objective measures, including, all-cause mortality, cardiac transplant-free survival, event of cardiac transplantation, and well-defined major adverse cardiac events (MACE), could be informative of efficacy in ELPIS II.

In May 2026, we announced that the independent Data Monitoring Committee (DMC) completed its final pre-specified data review for ELPIS II. The DMC performed a risk-benefit assessment, indicated no safety concerns, and approved the study to continue as designed to completion.

In June 2026, the Company submitted to the FDA a Sponsor Statistical Analysis Plan (SAP) for ELPIS II with a composite primary endpoint and secondary endpoints for the FDA’s review and approval.

On September 16, 2026, we announced topline results from ELPIS II. The ELPIS II trial did not meet the primary efficacy endpoint of change from baseline in right ventricular ejection fraction (“RVEF”) at Month 12. In the intent-to-treat population, the least-squares mean difference between treatment groups was −0.7 percentage points (95% confidence interval: −7.3 to 5.9; p=0.8336). Laromestrocel demonstrated a safety profile generally consistent with prior clinical trials, and no new safety signals were identified in the study. Following additional analysis conducted by us and the National Institutes of Health (“NIH”) funded trial investigators, we announced updated ELPIS II trial results on October 26, 2026. Based on the secondary endpoints, laromestrocel was associated with fewer adjudicated clinical and safety events than the standard of care arm. Additional review of the pre-specified secondary endpoint major adverse cardiac events (MACE) showed statistical significance with eight events in the standard of care (SOC) arm versus one in the laromestrocel treatment arm (P=0.043). We believe that the favorable pre-specified secondary endpoint findings suggest that laromestrocel has the potential to meaningfully improve clinical outcomes of children with HLHS undergoing Stage II surgical palliation. The Company has requested a meeting with the FDA to review the results to determine potential next steps for the Company’s HLHS development program.

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

A follow-on analysis of free water in the brain using DTI imaging further identified widespread increase in free water in the placebo group, representing continued disease progression, while laromestrocel treated groups showed stable free water, particularly in key AD associated brain regions including the hippocampus and medial temporal cortex. Free water MRI is a sensitive, non-invasive technique that can capture neuroinflammation status as well as other fluid changes. The improvement in free water correlated significantly with the reduced rate of brain atrophy in the hippocampus. This key finding may indicate substantial amelioration of a principal damaging component of AD: the progressive neuroinflammation.

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

Our IND application for laromestrocel as a potential treatment for pediatric DCM became effective in July 2025. This IND provides for moving directly to a single Phase 2 registrational clinical trial, subject to the impact of cash conservation measures, the availability of funding, and our ongoing review of all strategic options with a goal of maximizing stockholder value, with planning and preparation beginning in 2026. If this trial occurs and is successful, we would then seek to partner the program for further development and potential commercialization.

Summary of Clinical Development Strategy

Our core strategy is to become a world-leading regenerative medicine company through the development, approval, and commercialization of novel cell therapy products for unmet medical needs. Subject to the impact of cash conservation measures, the availability of funding, and our ongoing review of all strategic options with a goal of maximizing stockholder value, key elements of our clinical development strategy are as follows.

•
Moving forward with requested meeting with the FDA to review the results of the ELPIS II trial to discuss and determine potential next steps for the HLHS development program and the efficacy of laromestrocel in HLHS. ELPIS II was conducted in collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”) through grants from the NIH. If the trial results and other available evidence are deemed sufficient by the FDA to support the future filing of a BLA, then we would intend to pursue a potential BLA filing with the FDA and a commercialization partner.
•
Continue to pursue the therapeutic potential of laromestrocel in mild AD. Our Phase 2a trial, the CLEAR MIND Trial, met its primary safety endpoint across all treatment groups, with no safety concerns identified. The trial demonstrated nominal statistical significance on the secondary CADS composite endpoint, suggesting a potential benefit of laromestrocel compared with placebo in maintaining cognitive function and slowing brain structural decline. Specifically, MRI analyses indicated that patients treated with laromestrocel experienced a slowing of whole-brain volume loss and preservation of key brain regions, including left hippocampal volume, relative to placebo. These findings are hypothesis-generating and support further investigation of laromestrocel in mild AD. Our overarching objective for the AD indication is to advance laromestrocel through strategic collaborations and partnerships and non-dilutive funding, with the goal of addressing the significant unmet medical need in mild AD.
•
Preparation and initiation of a single Phase 2 registrational clinical trial for pediatric DCM, subject to the impact of cash conservation measures, the availability of funding, and our ongoing review of all strategic options with a goal of maximizing stockholder value. Our IND application for laromestrocel as a potential treatment for pediatric DCM became effective in July 2025. If this trial is successful, we would then seek to partner the program for further development and potential commercialization.
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

Research and Development Expenses

Research and development costs are charged to expense when incurred in accordance with FASB ASC 730 Research and Development. ASC 730 addresses the proper accounting and reporting for research and development costs. It identifies: (1) those activities that should be identified as research and development; (2) the elements of costs that should be identified with research and development activities, and the accounting for these costs; and (3) the financial statement disclosures related to them.

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

We currently do not carry any inventory for our investigational product candidates, as we have yet to launch a product for commercial distribution. Historically our operations have focused on conducting clinical trials, product research and development efforts, and improving and refining our manufacturing processes, and accordingly, manufactured clinical doses of investigational product candidates were expensed as incurred, consistent with the accounting for all other research and development costs. If we begin commercial distribution, all newly manufactured approved products will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

Subject to the impact of cash conservation measures, the availability of funding, and our ongoing review of all strategic options with a goal of maximizing stockholder value, we expect that our research and development expenses will continue to be significant in the future as we support increased research and development activities relating to our clinical programs, as well as incur additional expenses related to our clinical trials.

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

Income Taxes

No provision for income taxes has been recorded for the three and nine months ended September 30, 2026 and 2025. We may incur income taxes in the future if we have earnings. At this time, we have not evaluated the impact of any future profits.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Three Months Ended September 30,		Increase
	2026	2025	(Decrease)
Revenues	$115	$137	$(22)
Cost of revenues	44	12	32
Gross profit	71	125	(54)
Expenses
General and administrative	3,310	3,583	(273)
Research and development	3,958	3,852	106
Total operating expenses	7,268	7,435	(167)
Loss from operations	(7,197)	(7,310)	113
Other income	1,062	89	973
Net loss	$(6,135)	$(7,221)	$1,086

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the three-month periods ended September 30, 2026 and September 30, 2025 was $0.1 million. 2026 revenues decreased by $22,000, or 16%, when compared to 2025, primarily due to the absence of contract manufacturing revenue.

Clinical trial revenue, which is derived from The Bahamas Registry Trial, for each of the three-month periods ended September 30, 2026 and September 30, 2025 was $0.1 million. Contract manufacturing revenues for the three months ended September 30, 2026 and 2025, were $0 and $43,000, respectively. This decrease of $43,000, or 100%, when compared to the same period in 2025, was driven by the absence of any additional contract manufacturing services from our third-party client.

Related cost of revenues were $44,000 and $12,000 for the three months ended September 30, 2026 and 2025, respectively. This resulted in a gross profit of approximately $0.1 million for the three months ended September 30, 2026, a decrease of $54,000, or 43%, when compared to 2025.

General and Administrative Expenses: General and administrative expenses for the three months ended September 30, 2026 were $3.3 million, compared to $3.6 million for the same period in 2025. The decrease of $0.3 million, or 8%, was primarily due to a $0.9 million decrease in personnel-related costs, partially offset by an increase in legal fees of $0.3 million and finance costs of $0.3 million.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2026 were $4.0 million, compared to $3.9 million for the same period in 2025. The increase of $0.1 million, or 3%, was due to higher ELPIS II clinical trial expenses of $0.7 million, partially offset by supplies and costs associated with technology transfer of $0.6 million recorded in 2025.

Research and development expenses consisted primarily of the following items (in thousands):

	Three Months Ended September 30,
	2026	2025
Employee compensation and benefits	$1,579	$1,576
CMC	616	1,224
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	1,099	358
Depreciation	190	193
Equity-based compensation	283	213
Amortization	36	72
Travel	50	76
Other activities	105	140
	$3,958	$3,852

Other Income: Other income for the three months ended September 30, 2026 was $1.1 million, primarily consisting of $1.0 million received as a recipient of a Milestone 2 Award in the XPRIZE Healthspan competition and $0.1 million of interest earned on money market funds. Other income for the three months ended September 30, 2025, was $0.1 million, primarily consisting of interest earned on money market funds.

Net Loss: Net loss was $6.1 million for the three months ended September 30, 2026, compared to $7.2 million for the three months ended September 30, 2025. The decrease of $1.1 million, or 15%, was due to the factors outlined above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025, together with the changes in those items in dollars (in thousands):

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)
Revenues	$800	$834	$(34)
Cost of revenues	283	288	(5)
Gross profit	517	546	(29)
Expenses
General and administrative	9,189	9,113	76
Research and development	9,471	9,321	150
Total operating expenses	18,660	18,434	226
Loss from operations	(18,143)	(17,888)	(255)
Other income	1,199	628	571
Net loss	$(16,944)	$(17,260)	$316

Revenues, Cost of Revenues and Gross Profit: Revenues for each of the nine-month periods ended September 30, 2026 and September 30, 2025, was $0.8 million. 2026 revenues decreased by $34,000, or 4%, due to lower contract manufacturing revenue offset by increased participant demand for our Bahamas Registry Trial.

Clinical trial revenues for the nine months ended September 30, 2026 increased $0.1 million, or 20%, when compared to the same period in 2025, as a result of greater participant demand for our Bahamas Registry Trial. Contract manufacturing revenues for the nine months ended September 30, 2026 decreased $0.2 million, or 89%, when compared to the same period in 2025, driven by the absence of additional contract manufacturing services from our third-party client.

Related cost of revenues were $0.3 million for the nine-month periods ended September 30, 2026 and September 30, 2025. This resulted in a gross profit of $0.5 million in each of the nine months ended September 30, 2026 and 2025.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2026 were $9.2 million, compared to $9.1 million for the same period in 2025. The increase of $0.1 million, or 1%, was primarily due to higher legal and accounting costs of $1.5 million, partially offset by a decrease in personnel-related costs of $1.4 million.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2026 were $9.5 million, compared to $9.3 million for the same period in 2025. The increase of $0.2 million, or 2%, was due to higher ELPIS II clinical trial expenses of $1.1 million, partially offset by supplies and costs associated with technology transfer of $0.6 million recorded in 2025 and a non-recurring charge for amortization expense related to patent costs of $0.3 million.

Research and development expenses consisted primarily of the following items (in thousands):

	Nine Months Ended September 30,
	2026	2025
Employee compensation and benefits	$4,468	$4,506
CMC	864	1,474
Clinical trial expenses-statistics, monitoring, labs, sites, etc.	2,368	1,333
Depreciation	560	571
Equity-based compensation	607	525
Amortization	139	377
Travel	83	181
Other activities	382	354
	$9,471	$9,321

Other Income: Other income was $1.2 million for the nine months ended September 30, 2026, primarily consisting of $1.0 million received as a recipient of a Milestone 2 Award in the XPRIZE Healthspan competition and $0.2 million of interest earned on money market funds. Other income for the nine months ended September 30, 2025, was $0.6 million, primarily consisting of $0.3 million received as a recipient of a Milestone 1 Award in the XPRIZE Healthspan competition and $0.3 million of interest earned on money market funds.

Net Loss: Net loss was $16.9 million for the nine months ended September 30, 2026, compared to $17.3 million for the nine months ended September 30, 2025. The decrease of $0.3 million, or 2%, was due to the factors outlined above.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(12,711)	$(13,349)
Net cash used in investing activities	(189)	(531)
Net cash provided by financing activities	15,484	3,892
Change in cash and cash equivalents	$2,584	$(9,988)

Operating Activities. We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2026 was $12.7 million, consisting primarily of our net loss of $16.9 million, payments of $0.2 million in prepaid expenses and other current assets, and $0.3 million in other liabilities. This was partially offset by non-cash expenses of $1.3 million for equity-based compensation expenses, $0.7 million for depreciation and amortization and $2.7 million for accounts payable and accrued expenses. Net cash used in operating activities for the nine months ended September 30, 2025 was $13.3 million, consisting primarily of our net loss of $17.3 million and payments of $0.7 million in prepaid expenses and other assets. This was partially offset by non-cash expenses of $1.3 million for equity-based compensation, $0.9 million for depreciation and amortization, and $2.5 million for accounts payable and accrued expenses.

Investing Activities. Net cash used in investing activities consisted of purchases of property and equipment and intangible assets of $0.2 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2026 was $15.5 million and consisted primarily of $13.5 million of net proceeds from the issuance of stock in the March 2026 Private Placement financing and the ATM facility as well as $1.4 million from the exercise of warrants. The Company also received approximately $0.9 million in cash from a sale to the investors in the Private Placement of an interest in 50% of the future proceeds from the potential future sale of a Rare Pediatric Disease Priority Review Voucher to the extent received from the U.S. FDA in connection with the Company's laromestrocel program for HLHS. Net cash provided by financing activities for the nine months ended September 30, 2025 was $3.9 million for proceeds from the issuance of common stock of $4.1 million which was partially offset by the payment of taxes upon vesting of RSUs.

LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

We have incurred recurring losses and negative cash flows from operations since inception. We expect to incur significant expenses and operating losses as we advance the preclinical and clinical development of our programs. We expect that our sales, research and development and general and administrative costs will remain substantial in connection with conducting additional preclinical studies and clinical trials for our current and future programs and investigational product candidates, contracting with CROs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources. We have initiated a process to review all strategic options with the goal of maximizing stockholder value. In conjunction with that process, we have implemented cash conservation measures to optimize cost containment.

To date, we have financed our operations primarily through our IPO, registered and private placement equity financings, grant awards, fees generated from The Bahamas Registry Trial and contract manufacturing services. Since we were formed, we have raised approximately $136.0 million in gross proceeds from the issuance of equity, including $15.9 million in gross proceeds from the Private Placement in March 2026. At September 30, 2026, we had cash and cash equivalents of $7.2 million and working capital of $1.6 million.

We currently anticipate our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027, based on our current operating budget, cash flow forecast, as well as the implementation of cash conservation measures to optimize cost containment. Our operating costs will continue to be substantial for the foreseeable future in connection with our ongoing activities. In past years we have been able to fund a large portion of our clinical programs with the use of grant funding.

Specifically, we will incur expenses to:

•
Evaluate, pursue, and effectuate strategic options, including any future financing, partnerships, business combination, or other strategic alternatives;
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

Following the September 2026 release of top-line data from the Company’s ELPIS II trial in HLHS, the Company has requested a meeting with the U.S. Food and Drug Administration (FDA) to review the results to determine potential next steps for the HLHS development program. Additionally, following a Type B meeting with the FDA in March 2025, with respect to the Alzheimer's disease (AD) regulatory pathway, the Company has focused on seeking partnership opportunities and/or non-dilutive funding for the AD program including to support a proposed single seamless adaptive Phase 2/3 clinical trial, subject to available funding. There can be no assurance that the Company will be able to successfully contain costs or attain future financing, partnerships, or strategic alternatives on terms favorable to the Company or at all. In the event the Company is unable to achieve these objectives, it will need to materially revise its current operational plan, current and future spending levels, or cease operations entirely.

We do not have sufficient cash to meet our minimum expenditure commitments for one year from the date these unaudited condensed financial statements are available to be issued, and therefore we need to review all strategic options with the goal of maximizing stockholder value to continue as a going concern. As a result, there is substantial doubt about our ability to continue as a going concern.

Capital Raising Efforts

As of September 30, 2026, we have sold approximately 2,823,087 shares of Class A common stock and 11,873.04 shares of Series A preferred stock through our IPO and subsequent follow-on public and private equity offerings and transactions. Additionally, as of September 30, 2026, warrants exercisable for an aggregate of up to 1,867,206 shares of our Class A common stock remain outstanding at exercise prices ranging from $6.50 per share to $1,750.00 per share.

ATM Agreement

Pursuant to an agreement with Wainwright dated September 19, 2025 (as amended, the “ATM Agreement”), the Company also has access to an At-The-Market (ATM) equity financing vehicle, providing for the sale and issuance by the Company of shares of Class A common stock from time to time, through or to Wainwright as the Company’s sales agent or principal. The gross sales price of the shares of Class A common stock sold by Wainwright under the ATM Agreement as sales agent shall be the market price for the shares of Class A common stock on Nasdaq at the time of sale. The aggregate market value of the shares of Class A common stock eligible for sale under the ATM prospectus supplement is currently $10.7 million. However, the ATM facility was under a standstill restriction until June 9, 2026, and thereafter we had restrictions in place regarding our ability to use the ATM facility unless our Class A common stock was trading above $8.00 per share until September 7, 2026.

During the three months ended September 30, 2026, no sales of Class A common stock occurred under the ATM Agreement. As of September 30, 2026, an aggregate market value of approximately $9.3 million of shares of Class A common stock remains available for future sale under the ATM prospectus supplement.

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

Grant Awards

Since 2016 through September 30, 2026, we have been directly awarded approximately $11.5 million in governmental and non-profit association grants, which have been used to fund our clinical trials, research and development, production and overhead. Grant awards are recognized as revenue, and depending on the funding mechanism, are deposited directly in our accounts as lump sums, which are staggered over a predetermined period or drawn down from a federal payment management system account for reimbursement of expenses incurred. Revenue recognition occurs when the grant-related expenses are incurred or supplies and materials are received. We have had no grant revenue since 2023. As of September 30, 2026 and December 31, 2025, we had no unused grant funds available for us to draw.

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

Funding Requirements

Because of the numerous risks and uncertainties associated with research, development and commercialization of our investigational product candidates, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
our review of all strategic options, including any future financing, partnerships, business combination, or other strategic alternatives;
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

We currently have no credit facility or committed sources of capital. Debt financing and additional preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or investigational product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other strategic alternatives when needed, we may be required to delay, limit, reduce or terminate our biologic drug development or future commercialization efforts or grant rights to develop and market products or investigational product candidates that we would otherwise prefer to develop and market ourselves.

In order to meet our operational goals, we will need to obtain additional capital, which we may obtain through a variety of means, including through public or private equity, debt financings, business combinations, or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of convertible debt or equity securities, current stockholder ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect stockholder rights. Such financing will likely result in dilution to stockholders, and may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our investigational product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Contractual Obligations and Commitments

As of September 30, 2026, we have $0.4 million in operating lease obligations and no CRO payment obligations. From time-to-time we may enter into contracts in the normal course of business with third-party contract organizations for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control over financial reporting required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. While management does not currently believe that the ultimate disposition of these matters will have a material adverse impact on the Company’s results of operations, cash flows, or financial position, litigation is inherently unpredictable and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future results of operations, cash flows or financial condition in a particular period. As of September 30, 2026, the Company is not aware of any legal proceedings or material legal developments requiring disclosure.

Item 1A. Risk Factors.

Except with respect to the items noted below, there have been no material changes to the risk factors affecting the Company from those disclosed in the 2025 Form 10-K.

We will need to raise substantial additional funding or enter into strategic alternatives to achieve our business objectives. If we are unable to raise capital or enter into strategic alternatives on acceptable terms in the near-term, we could be forced to delay, scale back or discontinue our therapeutic candidate development programs or commercialization efforts.

The development of pharmaceutical drugs is capital intensive. We are currently advancing laromestrocel into clinical development. In addition, we have initiated a process to review all strategic options with the goal of maximizing stockholder value. In conjunction with that process, we have implemented cash conservation measures to optimize cost containment.

As a result of the March 2026 Private Placement transaction, and based on current operating budget, cash flow forecast, as well as the implementation of cash conservation measures to optimize cost containment, we expect that our cash and cash equivalents as of September 30, 2026 of $7.2 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. The Company also has access to an At-The-Market (ATM) equity financing vehicle for the sale of up to $10.7 million aggregate market value of shares of the Company’s Class A common stock; however, the ATM facility was under a standstill restriction until June 9, 2026, and thereafter we had restrictions in place regarding our ability to use the ATM facility unless our Class A common stock was trading above $8.00 per share until September 7, 2026. We will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our current investigational product candidate or even to continue operations, either of which occurrence would have a material adverse effect on us.

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current investigational product candidate. In 2025, the Company began ramping up Biologics License Application (“BLA”) enabling activities, with a focus on clinical spend supporting HLHS study completion and delivering top-line results. Following the September 2026 release of top-line data from the Company’s ELPIS II trial in HLHS, the Company has requested a meeting with the FDA to review the results to determine potential next steps for the HLHS development program. Additionally, following a productive Type B meeting with the FDA in March 2025, with respect to the AD regulatory pathway, the Company focused on seeking partnership opportunities and/or non-dilutive funding for the AD program, including to support a proposed single, seamless adaptive Phase 2/3 clinical trial, subject to available funding. The Company expects that its current operating plan will require increased spending and additional capital investments to support these initiatives, and intends to seek additional financing through capital raises, non-dilutive funding options, and commercial partnering across all indications. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. There can be no assurance the Company will be able to successfully contain costs or attain future financing, partnerships, or strategic alternatives on terms favorable to the Company or at all. In the event the Company is unable to achieve these objectives, it will need to materially revise its current operational plan, current and future spending levels, or cease operations entirely.

In past years, we have been able to fund a large portion of our clinical programs with the use of grant funding. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
our evaluation, pursuit, and possible effectuation of strategic options, including any future financing, partnerships, business combination, or other strategic alternative;
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

Any additional fundraising efforts and efforts to explore strategic alternatives may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current or future investigational product candidates.

Disruptions in the financial markets in general have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our Class A common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future investigational product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing has not been, and may continue to not be, available to us on acceptable terms. Raising additional capital may be particularly challenging in the current economic environment, as adverse or uncertain financial market conditions, including inflationary pressures, sustained high interest rates, volatility in the capital markets and slower economic growth or recession, could negatively impact investor demand for biotechnology equity or debt offerings. We cannot predict the extent or duration of such conditions or their impact on our ability to access the capital markets on acceptable terms.

If we are unable to obtain funding or enter into strategic alternatives on a timely basis, we may be required to significantly delay, scale back or discontinue one or more of our research or development programs, activities to prepare for a potential BLA filing, including CMC and manufacturing readiness, or the commercialization of any investigational product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Furthermore, we may be required to take additional actions to address our liquidity needs, including reducing operating expenses, including through workforce reductions, which could have a material adverse effect on our business, operating results and prospects. We may be required to or elect to cease operations entirely at any time, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment.

If we fail to meet the requirements for continued listing on Nasdaq, our Class A common stock could be delisted from trading on Nasdaq, which would likely reduce the liquidity of our Class A common stock and could cause our trading price to decline.

Minimum Bid Price Requirement

Our Class A common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet listing requirements in order to maintain our listing on Nasdaq. We could lose our listing on Nasdaq if the closing bid price of our Class A common stock falls below $1.00 per share or if in the future, we fail to meet any of the other Nasdaq listing requirements. The loss of our Nasdaq listing would in all likelihood make our Class A common stock significantly less liquid and adversely affect its value.

On September 22, 2025, we received a notice from the Listing Qualifications Department of Nasdaq advising that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing of its Class A common stock on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as a result of the closing bid price of the Company’s Class A common stock having been below $1.00 for thirty consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted an initial period of 180 calendar days from the notification date, or until March 23, 2026, to regain compliance with the Minimum Bid Price Requirement. Thereafter, on March 24, 2026, the Company received further written notice from Nasdaq granting an additional 180 days, or until September 21, 2026, to regain compliance with the Minimum Bid Price Requirement.

On September 11, 2026, the Company received written notification from Nasdaq indicating that the Company’s Common Stock had a closing price of $1.00 per share or greater for the last 10 consecutive business days, from August 27, 2026 until September 10, 2026, and that, as a result, the Company has regained compliance with the Minimum Bid Price Requirement and the matter is now closed.

However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), if a Company’s security fails to meet the Minimum Bid Price Requirement and the Company has effected a reverse stock split over the prior one-year period; or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the Company shall not be eligible for any compliance period and the Listing Qualifications Department shall issue a Staff Delisting Determination with respect to that security. On August 26, 2026, the Company effected the Reverse Stock Split. If the Company were to again become non-compliant with the Minimum Bid Price Requirement within one year of the Reverse Stock Split, the Company would immediately receive a notification letter from the Nasdaq Listing Qualifications Department commencing delisting proceedings, with no opportunity for a compliance period.

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

The Company intends to monitor the closing bid price of the Class A common stock and assess its available options, as necessary, to maintain compliance with the Minimum Bid Price Requirement and continue listing on The Nasdaq Capital Market. There can be no assurance that the Company will be able to maintain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other applicable Nasdaq listing rules. Even if so, there can be no assurance that it would accomplish this objective for any meaningful period of time, or at all.

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

Following the election of three new members of the Board at the Company’s annual meeting of stockholders held on July 1, 2026, the Board approved the reconstitution of the Audit Committee to consist of Ms. Leah Rush Cann (Chair), Dr. Deborah Ascheim, Dr. George Paletta, and Ms. Ursula Ungaro. Each such member of the Audit Committee qualifies as independent, and Ms. Cann further qualifies as an audit committee financial expert under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and she meets the financial sophistication requirements under Nasdaq Listing Rule 5605(c)(2)(A).

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value, and any strategic alternative that we may consummate in the future could have negative consequences.

We have initiated a process to evaluate and explore all strategic options with the goal of maximizing stockholder value. In connection with this process, the Company has retained Lucid Capital Markets, LLC as the Company’s financial advisor in addition to consulting with other third parties. We expect to devote substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our Board of Directors has not approved a definitive course of action.

This process may involve a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders. The process of evaluating these strategic options may be very costly, time-consuming and complex and we expect to incur significant costs related to this evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. A counterparty may, for example, also directly or indirectly cause potential significant harm to the value of our assets, including but not limited to triggering or causing the termination of certain of our material agreements, or cause the loss of certain valuable assets currently held by the Company, including but not limited to as a result of a change of control or deemed change of control transaction.

The market price of our Class A common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our Class A common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives, if available, that require stockholder approval may not be approved by our stockholders.

Further, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business.

Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If we are not successful in identifying a strategic alternative or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders, and the value of our shares may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our business could cause our share price to fluctuate significantly.

Even if we successfully consummate any transaction from our strategic evaluation, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our pursuit of strategic alternatives, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner and our ability to generate future shareholder value. The process may be disruptive to our business, and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

A potential strategic alternative may require stockholder approval and stockholder approval may not be obtained (including if any significant or activist shareholder may not vote for such transaction or it/they may attempt to actively work against the approval of such strategic or other transaction) and, therefore, we may not successfully consummate the strategic alternative.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
Increased near-term and long-term expenditures;
•
Exposure to unknown liabilities;
•
Higher than expected acquisition or integration costs;
•
Incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
Write-downs of assets or goodwill or incurrence of non-recurring, impairment, or other charges;
•
Increased amortization expenses;
•
Difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
Impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
Inability to retain key employees of our company or any acquired business; and
•
Possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, stockholders could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees and key executives required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees and key executives required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, the Company has implemented cash conservation measures to optimize cost containment. The strategic review process is supported by our experience at the Board of Directors, executive management, and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition and reduced employee morale, which may cause employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our personnel successfully, and if we are unable to do so, we are at risk of a disruption to our exploration and consummation of a strategic alternative.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and our ability to consummate a potential strategic transaction.

Our cash conservation measures may not result in anticipated savings and could result in costs and expenses that are greater than expected.

As part of the Company’s strategic review process, the Company has implemented cash conservation measures to optimize cost containment. In connection with this process, we may incur additional costs that are not contemplated due to events that may occur as a result of, or that are associated with these cash conservation measures. The estimated costs that we expect to incur and the estimated timing to complete these measures and for the incurrence of these costs are subject to a number of assumptions, and actual results may differ materially from these estimates, depending on the nature of the measures implemented. We may not realize, in full or in part, the anticipated benefits, savings, and improvements in our cost structure from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve expected operational efficiencies and cost savings from these measures, our operating results and financial condition would be adversely affected. Furthermore, these measures may be disruptive to our operations.

In the event we file for bankruptcy, we would be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the U.S. Bankruptcy Code, our operations and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that, if we file for bankruptcy, we will emerge from bankruptcy as a going concern or that holders of our Class A common stock will receive any recovery from any bankruptcy proceedings. In addition, we would need to have the bankruptcy court confirm any plan of reorganization and for such plan to go effective to emerge from bankruptcy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
July 1-31, 2026	10,674	$7.27	—	—
August 1-31, 2026	—	—	—	—
September 1-30, 2026	—	—	—	—
Total	10,674	$7.27	—	—

(a)
Includes 10,674 shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock units during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2026.

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

3.4	Certificate of Amendment to Certificate of Incorporation of Longeveron Inc., as amended, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2026
3.5	Certificate of Amendment to Certificate of Incorporation of Longeveron Inc, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed August 24, 2026
3.6	Bylaws of Longeveron Inc., incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 filed on February 16, 2021
4.1

Fourth Amended and Restated Longeveron Inc. 2021 Incentive Award Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 20, 2026

10.1#	Letter Agreement between Longeveron Inc. and Marie Washburn dated June 30, 2026, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed August 12, 2026
10.31.1#	Revised Letter Agreement between Longeveron Inc. and Stephen Willard dated July 8, 2026, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2026
10.32#	Letter Agreement between Longeveron Inc. and Nirav Jhaveri dated August 17, 2026, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 19, 2026
31.1	Certification of principal executive officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer, and principal financial officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Registrant's Quarterly Report on Form 10-Q has been formatted as Inline XBRL and contained in Exhibit 101

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGEVERON INC.

Date: November 12, 2026	/s/ Stephen H. Willard
Stephen H. Willard
Chief Executive Officer
(principal executive officer)

Date: November 12, 2026	/s/ Nirav Jhaveri
Nirav Jhaveri
Chief Financial Officer
(principal financial officer and principal accounting officer)